Form 10-Q
period 2018-09-30
JS BEAUTY LAND NETWORK TECHNOLOGY INC
filed 2018-11-19
CIK 1745931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 000-55738

JS BEAUTY LAND NETWORK TECHNOLOGY INC.

(Exact name of registrant as specified in its charter)

Nevada	Not applicable
(State or other jurisdiction	I.R.S. Employer
of incorporation)	Identification Number

No. 99, Taihu Road, Yancheng, Jiangsu Province, China

(Address of principal executive offices)

778-888-2886

(Registrant’s telephone number, including area code)

Securities to be registered under Section 12(g) of the Act:

Common stock, par value $0.001 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 19, 2018
Common Stock, par value $0.001	1,000,000

Documents incorporated by reference: None

CONDENSED FINANCIAL STATEMENTS

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

September 30, 2018

ASSETS
Current Assets
Cash and cash equivalents	$126,596
Inventory	6,553
Total Current Assets	133,149

Property And Equipment, Net	16,045

Total Assets	$149,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$6,800
Due to related party	76,958
Other payable	26,875
Shares to be issued	118,957
Total Liabilities	229,590

Stockholders’ Deficit
Preferred stock, $0.001 par value 10,000,000 shares authorized; none issued and outstanding at September 30, 2018	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 1,000,000 shares issued and outstanding at September 30, 2018	1,000
Additional paid in capital	-
Accumulated deficit	(85,468)
Accumulated other comprehensive loss	4,493
Total JS Beauty Land Network Technology Inc.’ deficit	(79,975)

Non-controlling interest	(421)
Total stockholders’ deficit	(80,396)

Total Liabilities and Stockholders’ Deficit	$149,194

The accompanying notes are an integral part of these unaudited financial statements.

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the three months ended September 30, 2018	For the Period from May 8, 2018 (Inception) to September 30, 2018

Revenue	$-	$-
Cost of Revenues	-	-
Gross Profit	-	-

Operating expenses	54,635	86,010

Operating Loss	(54,635)	(86,010)

Other income (expense)
Other income	7	7
Other income - related parties	69	69
Other income (expense)	76	76

Loss before income taxes	(54,559)	(85,934)

Income Tax Expense	-	-

Net loss	$(54,559)	$(85,934)

Less: net income attributable to non-controlling interest	(466)	(466)
Net loss attributable to JS Beauty Land Network Technology Inc.	(54,093)	(85,468)

Other comprehensive income
Foreign currency translation gain	4,493	4,493

Total Comprehensive Loss Attributable to JS Beauty Land Network Technology Inc.	$(49,600)	$(80,975)

Loss per share - basic and diluted	$(0.05)	$(0.13)

Weighted average shares- basic and diluted	1,000,000	$641,379

The accompanying notes are an integral part of these unaudited financial statements.

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

For the Period from May 8, 2018 (Inception) to September 30, 2018
OPERATING ACTIVITIES
Net loss	$(85,934)
Changes in Operating Assets and Liabilities:
Accounts payable and accrued liabilities	6,800
Inventory	(6,910)
Due to a related party	80,778
Other payable	26,875
Net cash provided by operating activities	21,609

INVESTING ACTIVITIES
Purchase of plant and equipment	(17,813)
Proceeds from disposal of plant and equipment	891
Net cash used in investing activities	(16,922)

FINANCING ACTIVITIES
Proceeds from shares to be issued	118,957
Shares issued for cash	1,000
Net cash provided by financing activities	119,957

Effect of exchange rate fluctuation on cash and cash equivalents	1,953

Net increase in cash	126,596

Cash, beginning of period	-

Cash, end of period	$126,596

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-
Interest	$-

The accompanying notes are an integral part of these unaudited financial statements.

JS BEAUTY LAND NETWORK TECHNOLOGY INC. AND SUBSIDIARY

Notes to Unaudited Financial Statements

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

JS Beauty Land Network Technology Inc. (the “Company” or “JS” or “We’ or “Us”) is a Nevada corporation incorporated on May 8, 2018. The Company is a development stage company whose operations are in their early stage. The Company was formed as a US corporation to use as a vehicle for raising equity both in the United States and abroad.

On August 6, 2018, the Company and an unrelated party established a subsidiary company, Jiangsu Meiyunmei Technology Inc. (“MYM”), in China. The Company owns 99% of the common shares of MYM. MYM’s business plan is to operate jewelry manufacturing facilities and retailers in China, particularly dealing in fine emerald and jade jewelry. MYM intends to offer jewelry both in a retail setting and through online channels. MYM has yet to commence operations. MYM intends to target high-end jewelry consumers and investors and collectors of fine jade jewelry. In the longer term, MYM intends to operate a franchising business for retail sales of fine jewelry.

BASIS OF PRESENTATION

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the financial statements of JS and its subsidiary MYM. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included.

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s unaudited financial statements. Such unaudited financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects and have been consistently applied in preparing the accompanying unaudited financial statements.

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results for the period ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

Non-controlling interests

Non-controlling interests represents the individual shareholder’s proportionate share of 1% of equity interest in Jiangsu Meiyunmei Technology Inc.

USE OF ESTIMATES

The preparation of unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. Cash and cash equivalents amounted to $126,596 as of September 30, 2018.

INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Costs include the cost of purchasing of finished goods. The cost of inventories is calculated using the weighted average method. Any excess of the cost over the net realizable value of each item of inventories is recognized as a provision for diminution in the value of inventories.

Net realizable value is the estimated selling price in the normal course of business less any costs to complete and sell products.

PROPERTY, PLANT AND EQUIPMENT

Property and equipment are stated at cost. The straight-line depreciation method is used to compute depreciation over the estimated useful lives of the assets, as follows:

Items	Useful life
Office equipment	3–5 years

Expenditures for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expense as incurred. Expenditures for major renewals and betterments which substantially extend the useful life of assets are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized in the statement of income in other income and expenses.

CONCENTRATION OF RISK

The Company incurs expense transactions that are denominated in RMB. A portion of the Company's subsidiary’s assets and liabilities are denominated in RMB. RMB is not freely convertible into foreign currencies. In the PRC, certain foreign exchange transactions are required by law to be transacted only by authorized financial institutions at exchange rates set by the People’s Bank of China (“PBOC”). Remittances in currencies other than RMB by the Company in China must be processed through the PBOC or other China foreign exchange regulatory bodies that require certain supporting documentation in order to affect the remittance.

As of September 30, 2018 and December 31, 2017, $115,549 and $0, respectively, of the Company’s cash were on deposit at financial institutions in the PRC where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. Cash on hand amounted to $126,596 as of September 30, 2018.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2018, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2018, there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the unaudited financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the unaudited financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 inputs are unobservable inputs for the asset or liability. The carrying amounts of financial assets such as cash approximate their fair values because of the short maturity of these instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory”, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-06 will be effective for the Company in its first quarter of 2019. The Company does not expect that the adoption of this guidance will have a material impact on its financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $85,934 during the period from May 8, 2018 (Inception) to September 30, 2018. The Company had a working capital deficit of $96,441 and an accumulated deficit of $85,468 as of September 30, 2018. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

In order to maintain its current level of operations, the Company will require additional working capital from either cash flow from operations or from the sale of its equity. However, the Company currently has no commitments from any third parties for the purchase of its equity. If the Company is unable to acquire additional working capital, it will be required to significantly reduce its current level of operations.

NOTE 3 – INVENTORY

As of September 30, 2018, the Company had inventory of finished goods $6,553.

NOTE 4 – PROPERTY AND EQUIPMENT

As of September 30, 2018, the Company had property and equipment of $16,045. Property and equipment consisted of the office furniture. As of September 30, 2018, Property and equipment had not yet begun to use.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of September 30, 2018, the Company had accrued professional fees of $6,800.

NOTE 6 - RELATED PARTIES

Due to a related party amounted to $76,958 as of September 30, 2018. The amount due to a related party, CEO of  the Company, Faxian Qian, are operating expenses made by a related party and are unsecured, non-interest bearing, and due on demand.

Other income form related parties amounted $69 as of September 30, 2018. Other income are net income from fixed assets disposed to two shareholders.

NOTE 7 – OTHER PAYABLE

Other payable amounted to $26,875 as of September 30, 2018 and are payments. Other payables are amounts due to unrelated parties other than its normal purchases for inventory. The amount of other payable is unsecured, non-interest bearing, and due on demand.

NOTE 8 – SHARES TO BE ISSUED

In August 2018, the Company sold 67,428 shares of common stock at $0.25 per share for total of $16,857 to 6 unrelated parties.

In September 2018, the Company sold 124,000 shares of common stock at $0.25 per share for total of $31,000 to 12 unrelated parties.

In September 2018, the Company sold 126,000 shares of common stock at $0.35 per share for total of $44,100 to 12 unrelated parties.

In September 2018, the Company sold 54,000 shares of common stock at $0.5 per share for total of $27,000 to 5 unrelated parties.

The 371,428 shares sold in August and September 2018 have not been issued as of the report date.

NOTE 9 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. There is no preferred stock issued and outstanding as of September 30, 2018. There are 1,000,000 shares of common stock outstanding as of September 30, 2018.

In June 2018, the Company issued 1,000,000 shares of common stock at $0.001 per share to the Company’s CEO for $1,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This management’s discussion and analysis should be read in conjunction with the financial statements and notes included elsewhere in this registration statement.

This management’s discussion and analysis, as well as other sections of this registration statement, may contain “forward-looking statements” that involve risks and uncertainties, including statements regarding our plans, future events, objectives, expectations, estimates, forecasts, assumptions or projections. Any statement that is not a statement of historical fact is a forward-looking statement, and in some cases, words such as “believe,” “estimate,” “project,” “expect,” “intend,” “may,” “anticipate,” “plan,” “seek,” and similar expressions identify forward-looking statements. These statements involve risks and uncertainties that could cause actual outcomes and results to differ materially from the anticipated outcomes or results, and undue reliance should not be placed on these statements. These risks and uncertainties include, but are not limited to, the matters discussed under the caption “Risk Factors” in Item 1A of this registration statement. JS Beauty Land Network Technology Inc. disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

For the period from May 8, 2018 (date of inception) to September 30, 2018, the financial statements have been prepared by management in accordance with the standards of the Public Company Accounting Oversight Board (United States).

OVERVIEW

JS Beauty Land Network Technology Inc. (the “Company” or “JS”) is a Nevada corporation incorporated on May 8, 2018. The Company is a development stage company whose operations are in their early stage. The Company was formed as a US corporation to use as a vehicle for raising equity both in the United States and abroad.

On August 6, 2018, the Company and an unrelated party set up a new company, Jiangsu Meiyunmei Technology Inc. (“MYM”), in China. The Company owns 99% of the common shares of MYM. MYM MYM’s business plan is to operate jewelry manufacturing facilities and retailers in China, particularly dealing in fine emerald and jade jewelry. MYM has yet to commence operations. MYM intends to target high-end jewelry consumers and investors and collectors of fine jade jewelry. In the longer term, MYM intends to operate a franchising business for retail sales of fine jewelry.

During the period from May 8, 2018 (date of inception) to September 30, 2018, the Company was an early stage company which was only engaged in initial capital formation and general and administrative activities related to formation of the company. No comparison to prior periods are available in this discussion.

Summary of Results

May 8, 2018 to September 30, 2018
Revenues	$-
Net (loss)	$(85,934)
Basic and diluted earnings (loss) per share	$(0.13)

There is no comparable financial information for any prior periods as the Company was formed on May 8, 2018.

Financial Overview for the Period from Inception on May 8, 2018 Through September 30, 2018

The Company did not have any active operations from May 8, 2018 (date of inception) to September 30, 2018. The Company had no revenues during the period from May 8, 2018 (date of inception) to September 30, 2018 and incurred an aggregate of general and administrative expense of $86,010 during the period. The expense was primarily attributable to professional fees attributable to the Company’s formation and capital raising activities.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity and Capital Resources

The Company had cash of $126,596 as of September 30, 2018. The Company has limited funds to continue its operations beyond that date absent raising capital or additional contributions from its founders.

As at September 30, 2018, our current assets were $133,149 (no comparable amounts for December 31, 2017), consisting of cash and other receivables. As at September 30, 2018, our current liabilities were $229,590 (no comparable amounts for December 31, 2017). Stockholder’s deficit was $80,396 as of September 30, 2018 (no comparable amounts for December 31, 2017).

To date, the Company’s funding has been provided by unrelated third parties resident in China on a loan basis. At September 30, 2018, the aggregate amount of such loans was $76,958. These loans are non-interest bearing and are due on demand. In addition, the Company has accounts payable to certain vendors who have provided services to the Company aggregating $6,800. This funding has been utilized to fund the formation of the Company and legal and accounting services incurred in connection with the Company becoming a US reporting company.

The Company intends to undertake to raise approximately $5,000,000 in new investment, exclusively from investors located in China. These funds would be used for general corporate purposes and to expand sales channels in China and internationally. In gross terms, the Company believes that it will require an additional amount of at least $250,000 and as much as $500,000 to merely fund its general and administrative expense, limited operations and securities law compliance for the next twelve months. There is no guarantee that these or any amounts can be raised during this period. The Company does not intend to raise any funds in the United States until it has commenced operations in China.

There is no guarantee that we will be able to raise any additional capital and we have no current commitments for any such financing. The inability to obtain this funding either in the near term and/or longer term will materially affect the ability of the Company to implement its business plan of operations and jeopardize the viability of the Company. In that case, the Company may need to suspend its operations and reevaluate and revise its plan of operations.

The Company is authorized to issue 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. There is no preferred stock issued and outstanding as of September 30, 2018. There were 1,000,000 shares of common stock issued and outstanding at September 30, 2018. In June 2018, the Company sold 1,000.000 shares of common stock at $0.001 per share for a total consideration of $1,000 to its founder.

In August 2018, the Company sold 67,428 shares of common stock at $0.25 per share for total of $16,857 to 6 unrelated parties.

In September 2018, the Company sold 124,000 shares of common stock at $0.25 per share for total of $31,000 to 12 unrelated parties.

In September 2018, the Company sold 126,000 shares of common stock at $0.35 per share for total of $44,100 to 12 unrelated parties.

In September 2018, the Company sold 54,000 shares of common stock at $0.5 per share for total of $27,000 to 5 unrelated parties.

The 371,428 shares sold in August and September 2018 have not been issued yet as of the report date.

CRITICAL ACCOUNTING POLICIES

Use of estimates

The preparation of our financial statements requires management to make judgments, estimates and assumptions that affect the application of accounting policies and the reported amounts of assets, liabilities, income and expenses. Estimates and judgments used are based on management’s experience and the assumptions used are believed to be reasonable given the circumstances that exist at the time the financial statements are prepared. Actual results may differ from these estimates.

Emerging Growth Company

The Company has made an election to be an emerging growth company as defined under the Jumpstart Our Business Startups Act of 2012 (“Jobs Act”). Included with this election, the Company has also irrevocably elected to use the provisions within the Jobs Act that allow companies that go public to continue to use the private company adoption date rules for new accounting policies. In this regard, the Company has made an irrevocable election to use the extended transition period provided in Securities Act Section 7(a)(2)(B) for complying with new or revised accounting standards. Should the Company obtain revenues in excess of $1 billion on an annual basis, have its non-affiliated market capitalization increase to over $700 million as of the last day of its second quarter, or raise in excess of $1 billion in public offerings of its equity or instruments directly convertible into its equity, it will forfeit its status under the Jobs Act as an emerging growth company.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

None.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller reporting companies.

ITEM 4. Controls and Procedures.

Disclosures and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company’s principal executive officer (who is also the principal financial officer).

Based upon that evaluation, he believes that the Company’s disclosure controls and procedures are not effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Such conclusion is due to the presence of material weakness in internal control over financial reporting as described below: we did not maintain effective internal control over financial reporting as we are a very small company and does not have separation of duties and our accounting staff lack sufficient U.S. GAAP experience and requires further substantial training.

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2018, the Company issued 1,000,000 shares of common stock at $0.001 per share to the Company’s CEO for $1,000.

In August 2018, the Company sold 67,428 shares of common stock at $0.25 per share for total of $16,857 to 6 unrelated parties.

In September 2018, the Company sold 124,000 shares of common stock at $0.25 per share for total of $31,000 to 12 unrelated parties.

In September 2018, the Company sold 126,000 shares of common stock at $0.35 per share for total of $44,100 to 12 unrelated parties.

In September 2018, the Company sold 54,000 shares of common stock at $0.5 per share for total of $27,000 to 5 unrelated parties.

The 371,428 shares sold in August and September 2018 has not been issued yet as of the report date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Not applicable.

(b) Item 407(c)(3) of Regulation S-K:

During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6. EXHIBITS

(a) Exhibits

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JS BEAUTY LAND NETWORK TECHNOLOGY INC.

By:	/s/ Faxian Qian
Title:	Chief Executive Officer, President, Chief Financial Officer

Dated: November 19, 2018

