Form 10-K
period 2018-12-31
JS BEAUTY LAND NETWORK TECHNOLOGY INC
filed 2019-03-27
CIK 1745931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2018

Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number: 000-55738

JS BEAUTY LAND NETWORK TECHNOLOGY, INC.

(Exact name of small Business Issuer as specified in its charter)

Nevada	n/a
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 99, Taihu Road, Yancheng, Jiangsu Province, China

(Address of principal executive offices)

Issuer’s telephone number, including area code: (778) 888-2886

n/a

Former address if changed since last report

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes[  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [ X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2018)—No sale or bid data was available as of that date.

State the number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on the latest practicable date (March 25, 2019): 1,371,428

Documents incorporated by reference: None.

FORWARD LOOKING STATEMENTS

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of JS Beauty Land Network Technology, Inc. and its consolidated subsidiaries (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

PART I

ITEM 1.	BUSINESS.

Background

Corporate History and General Information

Business Overview

Corporate Structure

JS Beauty Land Network Technology Inc. was organized on May 8, 2018 as a Nevada corporation under Chapter 78 of the Nevada Revised Statutes. The Company’s principal office is located at No. 99, Taihu Road, Yancheng, Jiangsu Province, China. The Company has one subsidiary, Jiangsu Meiyunmei Technology Inc. (“MYM”), a Chinese company. The Company owns 99% of the common shares of MYM.

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April 2012. The definition of an “emerging growth company” is a company with an initial public offering of common equity securities which occurred after December 8, 2011 and has less than $1 billion of total annual gross revenues during last completed fiscal year.

Overview of the Business

The Company commenced jewelry sales on November 2018 and started to generate revenue at that time. The Company was formed as a US corporation to use as a vehicle for raising equity both in the United States and abroad.

JS Beauty Land Network Technology, Inc. (also referred to as “the Company”) is a Chinese retailer and wholesaler of jade stone-adorned jewelry and decorations. The Company intends to directly engage in the manufacture, marketing and sales of fine jewelry and art from China through its newly formed Chinese subsidiary, Jiangsu Meiyunmei Technology Inc. (“MYM”). The Company commenced retail sales operations in November 2018. We are unaware of any specific restrictions imposed by the Government of China with respect to the conduct of the business of the Company or its Chinese subsidiary. The Company intends to utilize a business model that would focus on repeat clientele and collectors. In addition to its core business, the Company intends to offer memberships to its customers estimated to cost approximately $1,500, which will offer exclusive purchase opportunities. The Company’s activities will range from procuring high-quality stones, to building cooperative partnerships with its customers. The Company’s Chinese headquarters are in Xuanwu, Nanjing, Jiangsu, China.

Market Opportunity

Jade remains a unique, sentimental, high-end gemstone in China, with export revenues of approximately $23,000,000 in the first quarter of 2018. While the Chinese market is keen on translucency and color, the western market is keen on artistry, carving details, and especially originality. During the previous fiscal year (2016-2017), Myanmar exported over 11,000 tons of raw jade, worth approximately $250,000,000 to neighboring markets, especially China. The total export value of mineral products from China, including jade, was approximately $865,000,000 in the last fiscal year. The foregoing statistics are based solely on management’s opinion or belief.

Marketing and Distribution

Marketing will be done through a variety of channels, including the Internet, networking, trade shows, social media, and influencer marketing. In addition, print advertising will target carefully chosen audiences. The distribution channels will be retail branch locations and online through the We Chat platform.

Target Market

JS Beauty Land Network Technology, Inc. anticipates that the primary customers of its products and services will be:

●	Men between 30 and 44 Years - Management believes that this market has a high interest in the purchase of high-end jade jewelry.
●	Luxury Market - Luxury jewelry sales.
●	Junior Buyers – According to Chinese traditions, people give longevity locks, bracelets, and necklaces to children as goodwill tokens and as a way of wishing them a healthy and happy life.

●	Wedding Market - It is estimated that more than 50% of sales are related to weddings.
●	Festival Market - Jewelry sales influenced by festivals and anniversaries. Most people buy jewelry as a gift to celebrate birthdays and festivals, especially the Lunar New Year and Qixi Festival (the Chinese equivalent of Valentine’s Day).

The Jade and Jadeite Market in China

Jadeite is the purest form of the stone, an almost translucent substance that comes in a multitude of colors, from deep greens to lavender, white, and black. It is the hardest and most valuable form of the stone and most often turned into jewelry. Nephrite is a lesser quality jade that also comes in an array of colors. Because of its cloudy nature, it is mostly used for carvings. Jade is highly sensitive and most expensive in its purest form. Any alteration or treatment significantly reduces its value. Chinese demand for high-quality jadeite continues to grow from wealthy and middle-class citizens. This, coupled with the dwindling raw jade stocks in Myanmar, which supplies the vast majority of the world’s jade and is the only source of high-quality stone, has contributed to rising jadeite prices in China. There is growing emphasis on quality factors like color and translucency from collectors, which is driving the demand for jadeite, among other jade products. Jade is regarded as a high end, unique and sentimental product, with Chinese clients keen on translucency and color. Western buyers are keener on artistry, carving details, and, especially, originality.

Potential Acquisitions

As an adjunct to its business strategy, the Company will also seek to identify potential acquisitions which are involved in the operation of jewelry manufacturing facilities and jewelry retailers in China, particularly those dealing in fine emerald and jade jewelry.

Company Funding

To date, all funding has been provided on a loan basis. At December 31, 2018, the aggregate amount of such loans was $140,114, of which $73,900 was payable to related parties. These loans are non-interest bearing and payable on demand. To date, these advances are not the subject of any written agreements, however, if not repaid in the short term, the Company may enter into formal loan agreements with respect to these obligations in the future. The Company expects that these advances will be repaid from equity raised in China. In addition, the Company has accrued liabilities to certain vendors who have provided services to the Company aggregating $14,546. This funding has been utilized to fund the formation of the Company and legal and accounting services incurred in connection with the Company becoming a US reporting company.

The Company intends to undertake to raise approximately $5,000,000 in new investment, exclusively from investors located in China. In this regard, the Company intends to primarily offer equity investment in the form of common stock or convertible debt. The Company believes that these funds can be raised within a 12-month period, but there is no guarantee that this will occur. These funds would be used for general corporate purposes and to expand sales channels in China and internationally.

Capital Formation

JS Beauty Land Network Technology Inc., shareholder’s equity capital formation.

The company was formed on May 8, 2018, with no capital. Thereafter, the Company issued 1,000,000 shares of founder’s capital to Faxian Qian at $0.001 per share for an aggregate of $1,000. In August and September 2018, the Company sold an additional 371,428 at investors in China for prices ranging from $0.25 per share to $0.50 per share for aggregate proceeds of $118,957.

During fiscal year 2019, the Company will clearly require additional funding for ongoing operations. There is no guarantee that we will be able to raise any additional capital and have no current arrangements for any such financing.

Emerging Growth Company Status Under the Jumpstart Our Business Startups (“JOBS”) Act

Because we generated less than $1 billion in total annual gross revenues during our most recently completed fiscal year, we qualify as an “emerging growth company” under the Jumpstart Our Business Startups (“JOBS”) Act.

We will lose our emerging growth company status on the earliest occurrence of any of the following events:

1. On the last day of any fiscal year in which we earn at least $1 billion in total annual gross revenues, which amount is adjusted for inflation every five years;

2. On the last day of the fiscal year of the issuer following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement;

3. On the date on which we have, during the previous 3-year period, issued more than $1 billion in non- convertible debt; or

4. On the date on which such issuer is deemed to be a “large accelerated filer”, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto. A “large accelerated filer” is an issuer that, at the end of its fiscal year, meets the following conditions:

a. It has an aggregate worldwide market value of the voting and non-voting common equity held by its non-affiliates of $700 million or more as of the last business day of the issuer’s most recently completed second fiscal quarter;

b. It has been subject to the requirements of section 13(a) or 15(d) of the Act for a period of at least twelve calendar months; and

c. It has filed at least one annual report pursuant to section 13(a) or 15(d) of the Act.

As an emerging growth company, exemptions from the following provisions are available to us:

1. Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires auditor attestation of internal controls;

2. Section 14A(a) and (b) of the Securities Exchange Act of 1934, which require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation;

3. Section 14(i) of the Exchange Act (which has not yet been implemented), which requires companies to disclose the relationship between executive compensation actually paid and the financial performance of the company;

4. Section 953(b)(1) of the Dodd-Frank Act (which has not yet been implemented), which requires companies to disclose the ratio between the annual total compensation of the CEO and the median of the annual total compensation of all employees of the companies; and

5. The requirement to provide certain other executive compensation disclosure under Item 402 of Regulation S-K. Instead, an emerging growth company must only comply with the more limited provisions of Item 402 applicable to smaller reporting companies, regardless of the issuer’s size.

Pursuant to Section 107 of the JOBS Act, an emerging growth company may choose to forgo such exemption and instead comply with the requirements that apply to an issuer that is not an emerging growth company. We have elected to maintain our status as an emerging growth company and take advantage of the JOBS Act provisions.

Competition

The Company encounters substantial competition from a wide variety of entities in both of its business lines, most of which is from companies which are better capitalized than the Company. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities.

Employees

As of December 31, 2018, the Company had one full time employee.

ITEM 1A.	RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES.

As of December 31, 2018, the Company leased an office in Nanjing, Jiangsu Province, China. The rent and its related commitment for year 2019 amounted to $64,326.

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2018, the Company was not a party to any pending or threatened legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

There is currently no public market for the Company’s securities. At such time as it qualifies, the Company may choose to apply for quotation of its securities on one of the OTC markets. At this time there is no liquidity for the Company’s common shares.

Options and Warrants

None of the shares of our common stock are subject to outstanding options or warrants.

Due to Related Party

At December 31, 2018, the Company had outstanding advances from two related parties in the aggregate amount of $73,900, which represents amounts loaned to the Company to pay the Company’s expenses of operation. All such advances are non-interest bearing and due on demand. The Company accrued imputed interest with 6% interest rate per annum. Imputed interest amounted $4,434 as of December 31, 2018.

Status of Outstanding Common Stock

As of December 31, 2018, we had a total of 1,371,428 shares of our common stock outstanding. 1,000,000 of these shares are currently held by Faxian Qiang, who is an “affiliate” of the Company. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Holders

We have issued an aggregate of 1,371,428 shares of our common stock to thirty-six (36) record holders.

Dividends

We have not paid any dividends to date and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

The following is a list of sales of unregistered securities during the period October 1, 2018 through March 15, 2019. All of these shares were sold to off-shore purchases pursuant to a Regulation S exemption.

FIRST NAME	LAST NAME	ADDRESS	SHARES	PRICE PER SHARE	TOTAL PRICE	DATE

XIU	CHEN	266 Xinsicun, Kaifaqu, Yancheng,Jiangsu, Chian, 224000	12,140	$0.25	$3,035.00	2018.8.22
MEI	CHEN	145-5G, Yongtan, Haihe, Sheyang,Jiangsu, Chian, 224300	11,140	$0.25	$2,785.00	2018.8.22
QIN	ZHOU	304-1, Yaxin Building, Sheyang, Jiangsu, Chian, 224300	11,148	$0.25	$2,787.00	2018.8.28
LILI	FANG	505-13, Nanyuan, Hede,Jiangsu, Chian, 224300	12,000	$0.25	$3,000.00	2018.9.21
GUOFU	YUAN	201-19 Industrial & Agricultural, Dafeng, Jiangsu, Chian, 224000	11,000	$0.25	$2,750.00	2018.9.21
SULAN	BIAN	506-97, Kangning, Dafeng, Jiangsu, Chian, 224100	11,000	$0.25	$2,750.00	2018.9.21
YUEE	ZHAO	112-10,Jindu Trade,Dafeng,Jiangsu, Chian, 224100	11,000	$0.25	$2,750.00	2018.8.26
BENZHONG	WANG	203-3, Happiness Garden, Sheyang,Jiangsu, Chian, 224300	11,000	$0.25	$2,750.00	2018.8.26
CUNLAN	DONG	10-4G, YaoGang, Baiju, Dafeng, Jiangsu, Chian,224100	11,000	$0.25	$2,750.00	2018.8.26
HAIXIA	TANG	6-2 Jinxiu Huadu, Xinan, Guannan, Jiangsu, Chian,223500	10,000	$0.25	$2,500.00	2018.9.21
GONG	GU	703-3, XiangSong, Dafeng, Jiangsu, Chian,224100	10,000	$0.25	$2,500.00	2018.9.23
ZHENG	ZHOU	204-10 Xiiangzhang Building, Hede, Sheyang, Jiangsu, Chian, 224300	10,000	$0.25	$2,500.00	2018.9.23
JINHUA	JIANG	503-6 Yanhe-1, Dafeng, Jiangsu, Chian,224100	10,000	$0.25	$2,500.00	2018.9.23
YAQIN	ZHOU	95 Hexing St, Sheyang, Jiangsu, Chian,224300	10,000	$0.25	$2,500.00	2018.9.23
YANG	YANG	207-2, Dacheng Huayuan, Hede, Sheyang, Jiangsu, Chian,224300	10,000	$0.25	$2,500.00	2018.9.23
GOU	CUIPING	301-2G, HuangHai, Nanyang, Jiangsu, Chian,224100	10,000	$0.25	$2,500.00	2018.9.23
CUI	BAI	504 Hospital-2, Sheyang, Jiangsu, Chian,224300	10,000	$0.25	$2,500.00	2018.9.23
WANG	LANYUN	305-15, Shuangshan Xincui, Sheyang, Jiangsu, Chian,224300	10,000	$0.25	$2,500.00	2018.9.23
MAO	YANFENG	75-2G, BeiHong, Xiaohai, Dafeng, Jiangsu, Chian,224100	10,000	$0.35	$3,500.00	2018.9.23
FANG	LING	167-2G, Hede, Sheyang, Jiangsu, Chian,224300	10,000	$0.35	$3,500.00	2018.9.24
LUO	AIQIN	204-17, Lituo Qingcheng, Tinghu, Yancheng, Jiangsu, Chian,224000	10,000	$0.35	$3,500.00	2018.9.24
ZHOU	JIANCHEN	101-13 Fujingyuan, Sheyang, Jiangsu, Chian,224300	10,000	$0.35	$3,500.00	2018.9.24
CAI	HANPING	108-5G, Wugang, Yandong, Yancheng, Jiangsu, Chian,224000	10,000	$0.35	$3,500.00	2018.9.24
XU	FENGLAN	902-1, Fengzhong Mingdi, Dafeng, Jiangsu, Chian,224100	10,000	$0.35	$3,500.00	2018.9.24
JIANG	QUANFANG	702, TongdeGongguan, Dafeng, Jiangsu, Chian,224100	11,000	$0.35	$3,850.00	2018.9.25
YIN	HENGQIN	201-8, Jinxiuyuan, Hede, Sheyang, Jiangsu, Chian,224300	11,000	$0.35	$3,850.00	2018.9.25
CAO	YUN	701-B, Tongde House, Dafeng, Jiangsu, Chian,224100	11,000	$0.35	$3,850.00	2018.9.25
WANG	LONGHAI	704-11, Shangxieli, Dafeng, Jiangsu, Chian,224100	11,000	$0.35	$3,850.00	2018.9.25
DONG	JIANLI	1 Hede Rd, Hede, Sheyang, Jiangsu, Chian,224300	11,000	$0.35	$3,850.00	2018.9.25
SHEN	GUOJUN	204-17 Lituo Qingcheng, Tinghu, Yancheng, Jiangsu, Chian,224000	11,000	$0.35	$3,850.00	2018.9.25
LILI	FENGQIN	206-2, Hongji, Dafeng, Jiangsu, Chian,224100	10,000	$0.50	$5,000.00	2018.9.25
WANG	XIUYING	4F, Baima Station, Open Avenue, Yancheng, Jiangsu, Chian,224000	10,000	$0.50	$5,000.00	2018.9.25
CHEN	YUMEI	1G, Shuanglong, Kaifaqu, Sheyang, Jiangsu, Chian,224300	12,000	$0.50	$6,000.00	2018.9.25
JIAO	BAOGUO	302-3, Shenzhuang Building, HuangYe, Hebei, Chian, 300000	10,000	$0.50	$5,000.00	2018.9.25
HAN	ZHEN	1004-2, Jiaheyuan, Gulou, Nanjing, Jiangsu, Chian, 210000	12,000	$0.50	$6,000.00	2018.9.25
Total			371,428

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.	SELECTED FINANCIAL DATA

For the period from May 8, 2018 (inception) to December 31,2018

12 /31/18*
Revenues	$1,484
Net Loss	$(128,089)
Net Loss Per Common Share, Basic and Diluted	$(0.12)
Weighted Average No. of Common Shares, Basic and Diluted	1,060,232
Total Stockholders’ Equity	$135
Total Assets	$154,795
Total Liabilities	$154,660

*As the Company was formed on May 8, 2018, the above financial information reflects only operations from May 8, 2018 through December 31, 2018. There is no comparable information for any prior period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

JS Beauty Land Network Technology Inc. was organized on May 8, 2018 as a Nevada corporation under Chapter 78 of the Nevada Revised Statutes. The Company has one subsidiary, Jiangsu Meiyunmei Technology Inc. (“MYM”) , a Chinese company. The Company owns 99% of the common shares of MYM.

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April 2012. The definition of an “emerging growth company” is a company with an initial public offering of common equity securities which occurred after December 8, 2011 and has less than $1 billion of total annual gross revenues during last completed fiscal year.

Overview of the Business

The Company commenced jewelry sales on November 2018 and started to generate revenue at that time. The Company was formed as a US corporation to use as a vehicle for raising equity both in the United States and abroad.

JS Beauty Land Network Technology, Inc. (also referred to as “the Company”) is a Chinese retailer and wholesaler of jade stone-adorned jewelry and decorations. The Company intends to directly engage in the manufacture, marketing and sales of fine jewelry and art from China through its newly formed Chinese subsidiary, Jiangsu Meiyunmei Technology Inc. (“MYM”). The Company commenced retail sales operations in November 2018. We are unaware of any specific restrictions imposed by the Government of China with respect to the conduct of the business of the Company or its Chinese subsidiary. The Company intends to utilize a business model that would focus on repeat clientele and collectors. In addition to its core business, the Company intends to offer memberships to its customers estimated to cost approximately $1,500, which will offer exclusive purchase opportunities. The Company’s activities will range from procuring high-quality stones, to building cooperative partnerships with its customers. The Company’s Chinese headquarters are in Xuanwu, Nanjing, Jiangsu, China.

Market Opportunity

Jade remains a unique, sentimental, high-end gemstone in China, with export revenues of approximately $23,000,000 in the first quarter of 2018. While the Chinese market is keen on translucency and color, the western market is keen on artistry, carving details, and especially originality. During the previous fiscal year (2016-2017), Myanmar exported over 11,000 tons of raw jade, worth approximately $250,000,000 to neighboring markets, especially China. The total export value of mineral products from China, including jade, was approximately $865,000,000 in the last fiscal year. The foregoing statistics are based solely on management’s opinion or belief.

Marketing and Distribution

Marketing will be done through a variety of channels, including the Internet, networking, trade shows, social media, and influencer marketing. In addition, print advertising will target carefully chosen audiences. The distribution channels will be retail branch locations and online through the We Chat platform.

Target Market

JS Beauty Land Network Technology, Inc. anticipates that the primary customers of its products and services will be:

●	Men between 30 and 44 Years - Management believes that this market has a high interest in the purchase of high-end jade jewelry.
●	Luxury Market - Luxury jewelry sales.
●	Junior Buyers – According to Chinese traditions, people give longevity locks, bracelets, and necklaces to children as goodwill tokens and as a way of wishing them a healthy and happy life.
●	Wedding Market - It is estimated that more than 50% of sales are related to weddings.
●	Festival Market - Jewelry sales influenced by festivals and anniversaries. Most people buy jewelry as a gift to celebrate birthdays and festivals, especially the Lunar New Year and Qixi Festival (the Chinese equivalent of Valentine’s Day).

Potential Acquisitions

As an adjunct to its business strategy, the Company will also seek to identify potential acquisitions which are involved in the operation of jewelry manufacturing facilities and jewelry retailers in China, particularly those dealing in fine emerald and jade jewelry.

Company Funding

To date, all funding has been provided on a loan basis. At December 31, 2018, the aggregate amount of such loans was $140,114, of which $73,900 was payable to related parties. All such advances are non-interest bearing and payable on demand. To date, these advances are not the subject of any written agreements, however, if not repaid in the short term, the Company may enter into formal loan agreements with respect to these obligations in the future. The Company expects that these advances will be repaid from equity raised in China. In addition, the Company has accrued liabilities to certain vendors who have provided services to the Company aggregating $14,546. This funding has been utilized to fund the formation of the Company and legal and accounting services incurred in connection with the Company becoming a US reporting company.

The Company intends to undertake to raise approximately $5,000,000 in new investment, exclusively from investors located in China. In this regard, the Company intends to primarily offer equity investment in the form of common stock or convertible debt. The Company believes that these funds can be raised within a 12-month period, but there is no guarantee that this will occur. These funds would be used for general corporate purposes and to expand sales channels in China and internationally.

Capital Formation

JS Beauty Land Network Technology Inc., shareholder’s equity capital formation.

The company was formed on May 8, 2018, with no capital. Thereafter, the Company issued 1,000,000 shares of founder’s capital to Faxian Qian at $0.001 per share for an aggregate of $1,000. In August and September 2018, the Company sold an additional 371,428 at investors in China for prices ranging from $0.25 per share to $0.50 per share for aggregate proceeds of $118,957.

During fiscal year 2019, the Company will clearly require additional funding for ongoing operations. There is no guarantee that we will be able to raise any additional capital and have no current arrangements for any such financing.

Results of Operations

For the period from Inception (May 8, 2018) through December 31, 2018

The following table summarizes the results of our operations during the period from inception (May 8, 2018) through December 31, 2018. There is no comparable data for any prior periods.

Line Item	12 /31/18**

Revenues	$1,484
Cost of Revenues	295
Operating expenses	124,876
Other expense, net	(4,402)
Net loss	(128,089)
Loss per share of common stock	(0.12)

** Period from Inception (May 8, 2018) through December 31, 2018

We recorded a net loss of $128,089 for the period from inception (May 8, 2018) through December 31, 2018. There is no comparable data for any prior periods. The principal expenses incurred in this period were general and administrative expense, which primarily comprised legal and professional fees, audit fees, consulting fees and office rent.

Liquidity and Capital Resources

As of December 31, 2018, we had total assets of $154,795, a negative working capital of $10,946 and an accumulated stockholders’ equity of $135. Our operating activities provided $21,048 in cash for the period from Inception (May 8, 2018) through December 31, 2018. Our revenues were $1,484 in the period from Inception (May 8, 2018) through December 31, 2018. There is no comparative data for any prior periods. For the period from Inception (May 8, 2018) through December 31, 2018, we also recognized other income of $207 and recognized a foreign currency translation gain of 3,795.

Management believes that the Company’s cash on hand will be sufficient to fund all Company obligations and commitments for the next twelve months. Historically, we have depended on loans from our principal shareholders and their affiliated companies to provide us with working capital as required. There is no guarantee that such funding will be available when required and there can be no assurance that our stockholders, or any of them, will continue making loans or advances to us in the future.

At December 31, 2018, the Company had loans outstanding from two related parties in the aggregate amount of $73,900, which represents amounts loaned to the Company to pay the Company’s expenses of operation. All such advances are non-interest bearing and payable on demand. The Company accrued imputed interest with 6% interest rate per annum. Imputed interest amounted $4,434 as of December 31, 2018.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our operating results are not affected by seasonality.

Inflation

Our business and operating results are not affected in any material way by inflation.

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The nature of our business generally does not call for the preparation or use of estimates. Due to the fact that the Company does not have any operating business, we do not believe that we do not have any such critical accounting policies.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the period from Inception (May 8, 2018) through December 31, 2018 and the report of independent registered public accounting firm of TAAD, LLP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

JS Beauty Land Network Technology Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying balance sheet of JS Beauty Land Network Technology Inc. and Subsidiary (the ‘Company’) as of December 31, 2018, and the related statement of operations, stockholders’ equity, and cash flows for the period from May 8, 2018 (Inception) to December 31,2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ TAAD LLP

We have served as the Company’s auditor since 2018.
Diamond Bar, California
March 26, 2019

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

As of December 31, 2018

ASSETS

Current Assets
Cash and cash equivalents	$130,747
Prepaid expense	6,706
Inventory	6,261
Total Current Assets	143,714

Property And Equipment, Net	11,081

Total Assets	$154,795

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities	$14,546
Due to related party	73,900
Other payable	66,214

Total Liabilities	$154,660

Stockholders’ Equity
Preferred stock, $0.001 par value 10,000,000 shares authorized; none issued and outstanding at December 31, 2018	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 1,371,428 shares issued and outstanding at December 31, 2018	1,371
Additional paid in capital	123,020
Accumulated deficit	(127,616)
Accumulated other comprehensive income	3,795

Total JS Beauty Land Network Technology Inc.’ Equity	$570

Non-controlling interest	(435)

Total Stockholders’ Equity	135

Total Liabilities and Stockholders’ Equity	$154,795

The accompanying notes are an integral part of these financial statements.

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

For the Period from May 8, 2018 (Inception) to December 31,2018

Revenue	$1,484
Cost of Revenues	295
Gross Profit	1,189

Operating expenses	124,876

Operating Loss	(123,687)

Other income (expense)
Interest income	88
Interest expense	(4,609)
Other income	51
Other income - related parties	68
Total Other Expense	(4,402)

Loss before income taxes	(128,089)

Income Tax Expense	-

Net Loss	$(128,089)

Less: net loss attributable to non-controlling interest	(473)
Net loss attributable to JS Beauty Land Network Technology Inc.	(127,616)

Other comprehensive income
Foreign currency translation gain	3,795

Total Comprehensive Loss Attributable to JS Beauty Land Network Technology Inc.	$(123,821)

Loss per common share - basic and diluted	$(0.12)

Weighted average number of common shares outstanding-
basic and diluted	1,060,232

The accompanying notes are an integral part of these financial statements.

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

STATEMENT OF STOCKHOLDERS’ EQUITY

AS OF DECEMBER 31,2018

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Equity

Balance May 8, 2018 (Inception)	-	$-	-	$-	$-	$-	$-	$-	$-

Imputed interest expense	-	-	-	-	4,434	-	-	-	4,434

Shares issuance for cash	-	-	1,371,428	1,371	118,586	-	-	-	119,957
Net loss	-	-	-	-	-	(127,616)	-	(473)	(128,089)
Accumulated other comprehensive income	-	-	-	-	-	-	3,795	38	3,833

Balance as of December 31, 2018	-	$-	1,371,428	$1,371	$123,020	$(127,616)	$3,795	$(435)	$135

The accompanying notes are an integral part of these financial statements.

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Period from May 8, 2018 (Inception) to December 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(128,089)
Non-cash adjustment to reconcile net loss to net cash:
Depreciation	607
Imputed interest expense	4,434
Changes in Operating Assets and Liabilities:
Prepaid expense	(6,976)
Inventory	(6,514)
Accrued liabilities	14,553
Due to related parties	76,819
Other payable	66,214

NET CASH PROVIDED BY OPERATING ACTIVITIES	21,048

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(12,135)
Proceeds from disposal of property, plant and equipment	946

NET CASH UESD IN INVESTING ACTIVITIES	(11,189)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares	119,957

NET CASH PROVIDED BY FINANCING ACTIVITIES	119,957

NET INCREASE IN CASH AND CASH EQUIVALENTS	129,816

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	931

CASH AND CASH EQUIVALENTS:

Cash Balance, Beginning of Period	-

Cash Balance, End of Period	$130,747

SUPPLEMENTAL DISCLOSURES:
Cash paid for income tax	$-
Cash paid for interest	$-

The accompanying notes are an integral part of these financial statements.

JS BEAUTY LAND NETWORK TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

JS Beauty Land Network Technology Inc. (the “Company” or “JS” or “We’ or “Us”) is a Nevada corporation incorporated on May 8, 2018. The Company was formed as a US corporation to use as a vehicle for raising equity both in the United States and abroad.

On August 6, 2018, the Company and an unrelated party established a subsidiary company, Jiangsu Meiyunmei Technology Inc. (“MYM”), in China. The Company owns 99% of the common shares of MYM. MYM’s business plan is to operate jewelry manufacturing facilities and retailers in China, particularly dealing in fine emerald and jade jewelry. MYM intends to offer jewelry both in a retail setting and through online channels. MYM intends to target high-end jewelry consumers and investors and collectors of fine jade jewelry. In the longer term, MYM intends to operate a franchising business for retail sales of fine jewelry. MYM started jewelry retail sales in November 2018.

BASIS OF PRESENTATION

The consolidated financial statements include the financial statements of JS and its subsidiary MYM. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial statements have been included.

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects and have been consistently applied in preparing the accompanying financial statements.

Non-controlling interests

Non-controlling interests represents the individual shareholder’s proportionate share of 1% of equity interest in Jiangsu Meiyunmei Technology Inc.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. Cash and cash equivalents amounted to $130,747 as of December 31, 2018.

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

CONCENTRATION OF RISK

The Company incurs expense transactions that are denominated in RMB. A portion of the Company’s subsidiary’s assets and liabilities are denominated in RMB. RMB is not freely convertible into foreign currencies. In the PRC, certain foreign exchange transactions are required by law to be transacted only by authorized financial institutions at exchange rates set by the People’s Bank of China (“PBOC”). Remittances in currencies other than RMB by the Company in China must be processed through the PBOC or other China foreign exchange regulatory bodies that require certain supporting documentation in order to affect the remittance.

As of December 31, 2018, $119,700 of the Company’s cash were on deposit at financial institutions in the PRC where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. Cash in bank amounted to $130,747 as of December 31, 2018.

REVENUE RECOGNITION

The Company adopted Accounting Standards Codification (“ASC”) 606. ASC 606, Revenue from Contracts with Customers, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The Company has assessed the impact of the guidance by performing the following five steps analysis:

Step 1: Identify the contract

Step 2: Identify the performance obligations

Step 3: Determine the transaction price

Step 4: Allocate the transaction price

Step 5: Recognize revenue

The Company recognizes revenue from the sale of jewelry through its retail shop as of December 31,2018. Customer makes full payment and picks up their purchases at time of purchase. The Company does not offer customers right of return.

Sales represent the invoiced value of goods, net of surcharges and value added tax (“VAT”), if any, and are recognized upon delivery of goods and passage of title.

The Company had net revenue of $1,484 for the period from May 8,2018 (inception) to December 31,2018.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2018, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2018, there are no outstanding dilutive securities. As of December 31,2018, the Company had net loss per common share, basic and diluted of $0.12.

RELATED PARTIES

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.

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

ASU 2016-02, Leases (Topic 842). The standard requires a lessee to recognize a liability to make lease payments and a right-of-use asset representing a right to use the underlying asset for the lease term on the balance sheet. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - GOING CONCERN

The Company has generated minimum revenue since inception to date and has sustained operating loss of $128,089 during the period from May 8, 2018 (Inception) to December 31, 2018. The Company had a working capital deficit of $10,946 and an accumulated deficit of $127,616 as of December 31, 2018. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 3 – INVENTORY

As of December 31, 2018, the Company had inventory of finished goods $6,261. There were no reserves as of December 31, 2018.

NOTE 4 – PROPERTY AND EQUIPMENT

As of December 31, 2018, the Company had gross property and equipment of $11,665 and accumulated depreciation of $583. Property and equipment consisted of the office equipment. As of December 31, 2018, property and equipment had begun to use. For the period from May 8, 2018 (Inception) to December 31, 2018, depreciation expenses amounted to $607.

NOTE 5 –ACCRUED LIABILITIES

As of December 31, 2018, the Company had accrued liabilities of $14,546.

NOTE 6 - RELATED PARTIES

Due to related parties amounted to $73,900 as of December 31, 2018. The amount due to two related parties, director of the Company, Faxian Qian, and director of MYM, Zhaojin Xu, are loans made by related parties, which are unsecured, non-interest bearing, and due on demand. The Company accrued imputed interest with 6% per annum. Imputed interest amounted $4,434 as of December 31, 2018.

Our directors, Faxian Qian and Zhaojin Xu, have not been compensated for the services.

Other income form related parties amounted $68 as of December 31, 2018. Other income is net income from fixed assets disposed to two officers.

NOTE 7 – OTHER PAYABLE

Other payable amounted to $66,214 as of December 31, 2018 are payments for general and administrative expenses made by another unrelated party on behalf of the Company. The balance of other payable is unsecured, non-interest bearing, and due on demand. Other payable is primarily payments for incorporation fees, audit fees, and professional fees.

NOTE 8 – INCOME TAX

United States

The Company is incorporated in United States, and is subject to corporate income tax rate of 21%.

The People’s Republic of China (PRC)

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the PRC, which took effect on January 1, 2008, domestic and foreign companies pay a unified corporate income tax of 25%, except for a 15% corporate income tax rate for qualified high technology and science enterprises.

The new EIT Law also imposes a withholding income tax of 10% on dividends distributed by a foreign invested enterprise to its immediate holding company outside of China, if such immediate holding company is considered as a non-resident enterprise without any establishment or place within China or if the received dividends have no connection with the establishment or place of such immediate holding company within China, unless such immediate holding company’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. Such withholding income tax was exempted under the previous income tax regulations.

Loss before income taxes consists of:

For the Period from May 8, 2018 (Inception) to December 31, 2018
Non-PRC	$(80,759)
PRC	(47,330)
$(128,089)

The income tax expense in the consolidated statements of operations consisted of:

For the Period from May 8, 2018 (Inception) to December 31, 2018
Unites States Enterprise Income Tax	$-
PRC Enterprise Income Tax	-
Income taxes, net	$-

The components of deferred taxes are as follows at December 31, 2018:

December 31,2018
Deferred tax assets, current portion
Amortization of fair value of stock for services	$-
Total deferred tax assets, current portion	-
Valuation allowance	-
Deferred tax assets, current portion, net	$-
Deferred tax assets, non-current portion
Fixed assets	$-
Net operating losses	26,799
Total deferred tax assets, non-current portion	26,799
Valuation allowance	(26,799)
Deferred tax assets, non-current portion, net	$-

As of December 31, 2018, MYM had a net operating loss of $47,330 that can be carried forward to offset future net profit for income tax purposes under the PR China tax law. The net operating loss carry forwards as of December 31, 2018 will expire in years 2019 to 2023 if not utilized.

JS Beauty Land Network Technology Inc. is subject to United States of America tax law. As of December 31, 2018, the operations in the United States of America incurred approximately $80,759 of cumulative net operating losses that can be carried forward to offset future taxable income. The net operating loss carry forwards as of December 31, 2018 will expire in the year of 2039 if not utilized. The Company has provided full valuation allowance for the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax in the PRC is as follows:

December 31, 2018
Tax expense at statutory rate - US	21%
Foreign income not recognized in the U.S.	(21)%
PRC enterprise income tax rate	25%
Loss not subject to income tax	(25)%
Effective income tax rates	-%

NOTE 9 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. There is no preferred stock issued and outstanding as of December 31, 2018. There are 1,371,428 shares of common stock outstanding as of December 31, 2018.

In June 2018, the Company issued 1,000,000 shares of common stock at $0.001 per share to the Company’s CEO for $1,000.

In August 2018, the Company sold 67,428 shares of common stock at $0.25 per share for total of $16,857 to 6 unrelated parties.

In September 2018, the Company sold 124,000 shares of common stock at $0.25 per share for total of $31,000 to 12 unrelated parties.

In September 2018, the Company sold 126,000 shares of common stock at $0.35 per share for total of $44,100 to 12 unrelated parties.

In September 2018, the Company sold 54,000 shares of common stock at $0.5 per share for total of $27,000 to 5 unrelated parties.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedure include, without limitations, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s sole officer concluded that the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that the information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2018 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2018.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management’s report in this annual report.

Management’s Remediation Initiatives

Given the financial resources available to the Company, the Company is not in a position to institute any realistic remediation of the identified material weaknesses and other deficiencies and enhance our internal controls. As such time as the Company commences operations and has the financial resources to address and eliminate the identified weaknesses, we intend to create take action to do so. Unfortunately, until the Company has such financial resources, the identified weaknesses will continue to exist.

Changes in Internal Control over Financial Reporting. During the last quarter of the Company’s fiscal year ended December 31, 2018, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

ITEM 9B.	OTHER INFORMATION

None

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name of our sole director and executive officer, his age, all positions and offices that he held with us, the period during which he has served as such, and her business experience during at least the last five years.

Name	Age	Positions Held
Faxian Qiang	53	CEO, CFO President, Treasurer, Secretary and a Director since 2018

Faxian Qian, President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer

Mr. Qian has been the President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and sole Director of the Company since May 2018. From 2018, he has been Chairman of Jiangsu Meijie Overseas Company. From 2016-2018, he served as general manager of Shanghai Yuanchi Jewelry Co., Ltd., a designer of fine jewelry. From 2013 to 2016, he served as Chief Executive Officer of Zhejiang Express Culture Media which was involved in the innovative development of the cultural industry. He has worked closely with Zhejiang Institute of Technology with respect to the development of a gem design course. Mr. Qian received a bachelor degree from Suzhou University in 1985 with a specialty in textiles.

Mr. Qiang devotes approximately 25% of her business time to the affairs of the Company. The time Mr. Qiang spends on the business affairs of the Company varies from week to week and is based upon the needs and requirements of the Company.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee. Our entire board of directors, which currently consists of Mr. Qiang, handles the functions that would otherwise be handled by an audit committee. We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert. As our business expands and as we appoint others to our board of directors we expect that we will seek a qualified independent expert to become a member of our board of directors. Before retaining any such expert our board would make a determination as to whether such person is independent.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company’s officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management’s review of these reports during the fiscal year ended December 31, 2018, all reports required to be filed were filed on a timely basis.

Code of Ethics

Our board of directors has adopted a code of ethics that our officers, directors and any person who may perform similar functions are subject to. Currently Mr. Qiang is our only officer and our sole director, therefore, he is the only person subject to the Code of Ethics. If we retain additional officers in the future to act as our principal financial officer, principal accounting officer, controller or persons serving similar functions, they would become subject to the Code of Ethics. The Code of Ethics does not indicate the consequences of a breach of the code. If there is a breach, the board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code. Currently, since Mr. Qiang serves as the sole director and sole officer, he is responsible for reviewing his own conduct under the Code of Ethics and determining what action to take in the event of his own breach of the Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION.

No past officer or director of the Company has received any compensation and none is due or payable. Our sole current officer and director, Faxian Qiang, does not receive any compensation for the services she renders to the Company, has not received compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. We currently have no formal written salary arrangement with our sole officer. Mr. Qiang may receive a salary or other compensation for services that he provides to the Company in the future. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of December 31, 2018 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name	Number of Shares Beneficially Owned (1)	Percent of Outstanding Shares (1)
Faxian Qiang	1,000,000	72.9%
No. 99, Taihu Road, Yancheng, Jiangsu Province, China

Officers and directors as a group (one person)	1,000,000	72.9%

(1)	For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of December 31, 2018. All percentages for common stock are calculated based upon a total of 1,371,428 shares outstanding as of December 31, 2018, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of December 31, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

At December 31, 2018, the Company had loans and notes outstanding from two related parties, director of the Company, Faxian Qian, and director of MYM, Zhaojin Xu,, in the aggregate amount of $73,900, which represents amounts loaned to the Company to pay the Company’s expenses of operation. These advances are payable on demand.

Director Independence

As of December 31, 2018, Faxian Qiang was the sole director of the Company. Mr. Qiang is not considered “independent” in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are not currently traded on NASDAQ and are therefore not required to comply with the NASDAQ Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our principal independent accountants, TAAD, LLP, was $20,500 for professional services rendered for the audit and reviews of our financial statements for period from Inception (May 8, 2018) through December 31, 2018.

AUDIT-RELATED FEES

During the period covered by this report, an aggregate fees of $20,500 were billed or incurred for assurance or related services by our principal independent accountants that were reasonably related to the audit or reviews of financial statements reported above.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the period from May 8, 2018 (inception) to December 31, 2018 were approved by our board of directors.

TAX FEES

There were no tax preparation fees billed for the period covered by this report.

ALL OTHER FEES

During the period covered by this report, no other fees were billed or incurred for services by our principal independent accountants other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors’ responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of Directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2018, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption “All Other Fees”, which are currently none, is compatible with maintaining the auditor’s independence.

The board approved all fees described above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of TAAD, LP, Independent Registered Certified Public Accounting Firm for the period from Inception (May 8, 2018) through December 31, 2018

●	Balance Sheet as of December 31, 2018 (audited)

●	Statement of Operations for the period from Inception (May 8, 2018) through December 31, 2018 (audited)

●	Statement of Changes in Stockholders’ Equity for the period from Inception (May 8, 2018) through December 31, 2018 (audited)

●	Statement of Cash Flows for the period from Inception (May 8, 2018) through December 31, 2018 (audited)

●	Notes to Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Identification of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JS Beauty Land Network Technology, Inc.
(Registrant)

By	/s/ Faxian Qiang
Faxian Qiang
President, Chief Executive Officer ,
Chief Financial Officer and Principal Accounting Officer

Date	March 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ Faxian Qiang
Faxian Qiang
Sole Director, President,
Chief Executive Officer,
Chief Financial Officer and Principal Accounting Officer

Date	March 26, 2019

