Form 10-Q
period 2019-03-31
JS BEAUTY LAND NETWORK TECHNOLOGY INC
filed 2019-05-15
CIK 1745931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 000-55738

JS BEAUTY LAND NETWORK TECHNOLOGY INC.

(Exact name of registrant as specified in its charter)

Nevada	83-1365356
(State or other jurisdiction	I.R.S. Employer
of incorporation)	Identification Number

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 15, 2019
Common Stock, par value $0.001	1,371,428

Documents incorporated by reference: None

CONDENSED FINANCIAL STATEMENTS

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

	As of March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$135,470	$130,747
Prepaid expense	366	6,706
Inventory	5,425	6,261
Total Current Assets	141,261	143,714

Property And Equipment, Net	10,755	11,081

Total Assets	$152,016	$154,795

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities	$21,156	$14,546
Due to related party	83,805	73,900
Tax payable	236	-
Other payable	102,826	66,214

Total Liabilities	$208,023	154,660

Stockholders’ Equity
Preferred stock, $0.001 par value 10,000,000 shares authorized; none issued and outstanding at March 31, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 1,371,428 shares issued and outstanding at March 31, 2019 and December 31, 2018	1,371	1,371
Additional paid in capital	124,177	123,020
Accumulated deficit	(186,226)	(127,616)
Accumulated other comprehensive income	5,340	3,795

Total JS Beauty Land Network Technology Inc.’ Equity	$(55,338)	570

Non-controlling interest	(669)	(435)

Total Stockholders’ Equity	(56,007)	135

Total Liabilities and Stockholders’ Equity	$152,016	$154,795

The accompanying notes are an integral part of these unaudited financial statements.

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(UNAUDITED)

For the Three Months ended March 31, 2019

Revenue	$3,186
Cost of Revenues	1,003
Gross Profit	2,183

Operating expenses	60,022

Operating Loss	(57,839)

Other income (expense)
Interest income	92
Interest expense	(1,151)
Other income (expense)	(1,059)

Loss before income taxes	(58,898)

Income Tax Expense	-

Net loss	$(58,898)

Less: net loss attributable to non-controlling interest	(288)
Net loss attributable to JS Beauty Land Network Technology Inc.	(58,610)

Other comprehensive income
Foreign currency translation gain	3,795

Total Comprehensive Loss Attributable to JS Beauty Land Network Technology Inc.	$(54,815)

Loss per share - basic and diluted	$(0.04)

Weighted average shares- basic and diluted	1,371,428

The accompanying notes are an integral part of these unaudited financial statements.

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

For the Three Months ended March 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(58,898)
Non-cash adjustment to reconcile net loss to net cash:
Depreciation	595
Imputed interest expense	1,151
Changes in Operating Assets and Liabilities:
Prepaid expense	6,471
Inventory	984
Accrued liabilities	6,541
Tax payable	235
Due to a related party	8,092
Other payable	36,612

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,783

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,783

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	2,940

CASH AND CASH EQUIVALENTS:

Cash Balance, Beginning of Period	130,747

Cash Balance, End of Period	$135,470

SUPPLEMENTAL DISCLOSURES:
Cash paid for income tax	$-
Cash paid for interest	$-

The accompanying notes are an integral part of these unaudited financial statements.

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(UNAUDITED)

					Additional		Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Equity

Balance as of December 31, 2018	-	$-	$1,371,428	$1,371	$123,020	$(127,616)	$3,795	$(435)	$135

Imputed interest expense	-	-	-	-	1,157	-	-	-	1,157
Net loss	-	-	-	-	-	(58,610)	-	(288)	(58,898)
Accumulated other comprehensive income	-	-	-	-	-	-	1,545	54	1,599

Balance as of March 31, 2019	-	$-	1,371,428	$1,371	$124,176	$(186,226)	$5,340	$(669)	$(56,007)

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results for the period ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. Cash and cash equivalents amounted to $135,470 and $130,747 as of March 31, 2019 and December 31, 2018, respectively.

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

As of March 31, 2019 and December 31, 2018, $124,423 and $119,700 of the Company’s cash were on deposit at financial institutions in the PRC where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. Cash in bank amounted to $135,470 and $130,747 as of March 31, 2019 and December 31, 2018, respectively.

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

The Company had net revenue of $3,186 for the three months ended March 31,2019.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2019 and December 31, 2018, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2019, there are no outstanding dilutive securities. For three months ended March 31, 2019, the Company had net loss per common share, basic and diluted of $0.04 and $0.12, respectively.

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

NOTE 2 - GOING CONCERN

The Company has generated minimum revenue since inception to date and has sustained operating loss of $57,732 during the three months ended March 31, 2019. The Company had a working capital deficit of $66,654 and an accumulated deficit of $186,120 as of March 31, 2019 and a working capital deficit of $10,946 and an accumulated deficit of $127,616 December 31, 2018. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 – INVENTORY

As of March 31, 2019 and December 31, 2018, the Company had inventory of finished goods $5,425 and $6,261, respectively. There were no reserves as of March 31, 2019 and December 31, 2018.

NOTE 4 – PROPERTY AND EQUIPMENT

As of March 31, 2019 and December 31, 2018, the Company had gross property and equipment of $11,950 and $11,665 and accumulated depreciation of $1,195 and $583, respectively. Property and equipment consisted of the office equipment. As of March 31, 2019, property and equipment had begun to use. For the the three months ended March 31, 2019, depreciation expenses amounted to $595.

NOTE 5 –ACCRUED LIABILITIES

As of March 31, 2019 and December 31, 2018, the Company had accrued liabilities of $27,054 and $14,546, respectively.

NOTE 6 - RELATED PARTIES

Due to related parties amounted to $83,805 and $73,900 as of March 31, 2019 and December 31, 2018, respectively. The amount due to two related parties, director of the Company, Faxian Qian, and director of MYM, Zhaojin Xu, are loans made by related parties, which are unsecured, non-interest bearing, and due on demand. The Company accrued imputed interest with 6% per annum. Imputed interest amounted $1,151 for the three months ended March 31, 2019 and was recorded as paid in capital.

Our directors, Faxian Qian and Zhaojin Xu, have not been compensated for the services.

NOTE 7 – OTHER PAYABLE

Other payable amounted to $102,826 and $66,214 as of March 31, 2019 and December 31, 2018, respectively. Other payable are payments for general and administrative expenses made by an unrelated party on behalf of the Company. The balance of other payable is unsecured, non-interest bearing, and due on demand. Other payable is primarily payments for incorporation fees, audit fees, and professional fees.

NOTE 8 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. There is no preferred stock issued and outstanding as of March 31, 2019 and December 31, 2018. There are 1,371,428 and 1,371,428 shares of common stock outstanding as of March 31, 2019 and December 31, 2018, respectively.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2019 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

For the period ended March 31, 2019, the financial statements have been prepared by management in accordance with the standards of the Public Company Accounting Oversight Board (United States).

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

Results of Operations

For the three months ending March 31, 2019

The following table summarizes the results of our operations during the three months ending March 31, 2019. There is no comparable data for any prior periods.

Line Item	3 /31/19

Revenues	$3,186
Cost of Revenues	1,003
Operating expenses	59,915
Other expense, net	(1,059)
Net loss	(58,791)
Loss per share of common stock	(0.04)

We recorded a net loss of $58,791 for the three-month period ending March 31, 2019. There is no comparable data for any prior periods. The principal expenses incurred in this period were general and administrative expense, which primarily comprised legal and professional fees, audit fees, consulting fees and office rent.

Liquidity and Capital Resources

As of March 31, 2019, we had total assets of $158,022, a negative working capital of $55,899 and an accumulated stockholders’ deficit of $55,901. Our operating activities provided $1,783 in cash for the three-month period ending March 31,2019. Our revenues were $3,186 in the three-month period ending March 31, 2019. There is no comparative data for any prior periods. For the period from Inception (May 8, 2018) through December 31, 2018, we also recognized net other expense of $1,059 and recognized a foreign currency translation gain of 3,795.

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

At March 31, 2019, the Company had loans outstanding from two related parties in the aggregate amount of $83,805, which represents amounts loaned to the Company to pay the Company’s expenses of operation. All such advances are non-interest bearing and payable on demand. The Company accrued imputed interest with 6% interest rate per annum. Imputed interest amounted $1,151 during the period.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Contractual Obligations and Commitments

None.

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

Other

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

None.

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

Dated: May 15, 2019

