Form 10-Q
period 2019-06-30
JS BEAUTY LAND NETWORK TECHNOLOGY INC
filed 2019-08-19
CIK 1745931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 10, 2019
Common Stock, par value $0.001	2,136,428

Documents incorporated by reference: None

CONDENSED FINANCIAL STATEMENTS

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

	As of June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$142,422	$130,747
Account Receivable	198	-
Prepaid expense	6,063	6,706
Inventory	59,902	6,261
Total Current Assets	208,585	143,714

Prepaid expense-long term	707,649	-
Property And Equipment, Net	9,930	11,081

Total Assets	$926,164	$154,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued liabilities	$53,711	$14,546
Due to related party	90,697	73,900
Tax payable	590	-
Other payable	106,957	66,214

Total Liabilities	$251,955	154,660

Stockholders’ Equity
Preferred stock, $0.001 par value 10,000,000 shares authorized; none issued and outstanding at June 30, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 2,136,428 and 1,371,428 shares issued and outstanding at June 30, 2019 and December 31, 2018	2,136	1,371
Additional paid in capital	889,663	123,020
Accumulated deficit	(236,191)	(127,616)
Accumulated other comprehensive income	19,318	3,795

Total JS Beauty Land Network Technology Inc.’ Equity	$674,926	570

Non-controlling interest	(717)	(435)

Total Stockholders’ Equity	674,209	135

Total Liabilities and Stockholders’ Equity	$926,164	$154,795

The accompanying notes are an integral part of these unaudited financial statements.

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months ended June 30,	For the Six Months ended June 30,	For the Period from May 8, 2018 (Inception) to June 30,
	2019	2019	2018

Revenue	$10,655	$13,841	$-
Cost of Revenues	3,026	4,029	-
Gross Profit	7,629	9,812	-

Operating expenses	56,656	116,678	31,375

Operating Loss	(49,027)	(106,866)	(31,375)

Other income (expense)
Interest income	158	250	-
Interest expense	(1,286)	(2,437)	-
Other income (expense)	(1,128)	(2,187)	-

Loss before income taxes	(50,155)	(109,053)	(31,375)

Income Tax Expense	-	-	-

Net loss	$(50,155)	$(109,053)	$(31,375)

Less: net loss attributable to non-controlling interest	(190)	(478)	-
Net loss attributable to JS Beauty Land Network Technology Inc.	(49,965)	(108,575)	(31,375)

Other comprehensive income
Foreign currency translation gain	13,978	15,523	-

Total Comprehensive Loss Attributable to JS Beauty Land Network Technology Inc.	$(35,987)	$(93,052)	$(31,375)

Loss per share - basic and diluted	$(0.03)	$(0.07)	$(0.03)

Weighted average shares-basic and diluted	1,640,439	1,506,677	1,000,000

The accompanying notes are an integral part of these unaudited financial statements.

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months ended June 30,	For the Period from May 8, 2018 (Inception) to June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(109,053)	$(31,375)
Non-cash adjustment to reconcile net loss to net cash:
Depreciation	1,182	-
Imputed interest expense	2,437	-
Changes in Operating Assets and Liabilities:
Account Receivable	(200)	-
Prepaid expense	661	-
Inventory	(54,275)	-
Prepaid expense-long term	(716,139)	-
Accrued liabilities	39,388	14,500
Tax payable	597	-
Due to a related party	16,887	-
Other payable	40,743	16,875

NET CASH PROVIDED BY OPERATING ACTIVITIES	(777,772)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares	765,000	1,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	765,000	1,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	(12,772)	1,000

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	24,447	-

CASH AND CASH EQUIVALENTS:

Cash Balance, Beginning of Period	130,747	-

Cash Balance, End of Period	$142,422	$1,000

SUPPLEMENTAL DISCLOSURES:
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE QUARTER ENDED JUNE 30, 2019

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Equity
Balance as of March 31, 2019	-	$-	1,371,428	$1,371	$124,177	$(186,226)	$5,340	$(669)	$(56,007)

Imputed interest expense	-	-	-	-	1,251	-	-	-	1,251
Share issuance for cash	-	-	765,000	765	764,235	-	-	-	765,000
Net loss	-	-	-	-	-	(49,965)	-	(190)	(50,155)
Accumulated other comprehensive income	-	-	-	-	-	-	13,978	142	14,120

Balance as of June 30, 2019	-	$-	2,136,428	$2,136	$889,663	$(236,191)	$19,318	$(717)	$674,209

The accompanying notes are an integral part of these unaudited financial statements.

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE TWO QUARTERS ENDED JUNE 30, 2019 AND PERIOD FROM MAY 8, 2018 (INCEPTION) TO

JUNE 30, 2018

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Equity

Balance as of December 31, 2018	-	$-	1,371,428	$1,371	$123,020	$(127,616)	$3,795	$(435)	$135

Imputed interest expense	-	-	-	-	2,408	-	-	-	2,408
Share issuance for cash	-	-	765,000	765	764,235	-	-	-	765,000
Shares to be issued	-	-	-		-	-	-	-	-
Net loss	-	-	-	-	-	(108,575)	-	(478)	(109,053)
Accumulated other comprehensive income	-	-	-	-	-	-	15,523	196	15,719

Balance as of June 30, 2019	-	$-	2,136,428	$2,136	$889,663	$(236,191)	$19,318	$(717)	$674,209

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Equity

Balance May 8, 2018 (Inception)	-	$-	-	$-	$-	$-	$-	$-	$-

Imputed interest expense	-	-	-	-	-	-	-	-	-
Share issuance for cash	-	-	1,000,000	1,000	-	-	-	-	1,000
Shares to be issued	-	-	-		-	-	-	-	-
Net loss	-	-	-	-	-	(31,375)	-	-	(31,375)
Accumulated other comprehensive income	-	-	-	-	-	-	-	-	-

Balance as of June 30, 2018	-	$-	1,000,000	$1,000	$-	$(31,375)	$-	$-	$(30,375)

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results for the period ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. Cash and cash equivalents amounted to $142,422 and $130,747 as of June 30, 2019 and December 31, 2018, respectively.

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

As of June 30, 2019 and December 31, 2018, $131,375 and $119,700 of the Company’s cash were on deposit at financial institutions in the PRC where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. Cash in bank amounted to $142,422 and $130,747 as of June 30, 2019 and December 31, 2018, respectively.

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

The Company had net revenue of $13,841 for the six months ended June 30, 2019.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2019 and December 31, 2018, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2019, there are no outstanding dilutive securities. For six months ended June 30, 2019 and 2018, the Company had net loss per common share, basic and diluted of $0.07 and $0.03, respectively.

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

NOTE 2 - GOING CONCERN

The Company has generated minimum revenue since inception to date and has sustained operating loss of $106,866 during the six months ended June 30, 2019. The Company had a negative working capital deficit of $43,370 and a negative accumulated deficit of $236,191 as of June 30, 2019 and a working capital deficit of $10,946 and an accumulated deficit of $127,616 December 31, 2018. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 – INVENTORY

As of June 30, 2019 and December 31, 2018, the Company had inventory of finished goods $59,902 and $6,261, respectively. There were no reserves as of June 30, 2019 and December 31, 2018.

NOTE 4 – PROPERTY AND EQUIPMENT

As of June 30, 2019 and December 31, 2018, the Company had gross property and equipment of $11,682 and $11,665 and accumulated depreciation of $1,752 and $583, respectively. Property and equipment consisted of the office equipment. As of June 30, 2019, property and equipment had begun to use. For the the six months ended June 30, 2019, depreciation expenses amounted to $1,182.

NOTE 5 –ACCRUED LIABILITIES

As of June 30, 2019 and December 31, 2018, the Company had accrued liabilities of $53,711 and $14,546, respectively.

NOTE 6 - RELATED PARTIES

Due to related parties amounted to $90,697 and $73,900 as of June 30, 2019 and December 31, 2018, respectively. The amount due to two related parties, director of the Company, Faxian Qian, and director of MYM, Zhaojin Xu, are loans made by related parties, which are unsecured, non-interest bearing, and due on demand. The Company accrued imputed interest with 6% per annum. Imputed interest amounted $2,437 for the six months ended June 30, 2019 and was recorded as paid in capital.

Our directors have not been compensated for the services.

NOTE 7 – OTHER PAYABLE

Other payable amounted to $106,957 and $66,214 as of June 30, 2019 and December 31, 2018, respectively. Other payable are payments for general and administrative expenses made by an unrelated party on behalf of the Company. The balance of other payable is unsecured, non-interest bearing, and due on demand. Other payable is primarily payments for incorporation fees, audit fees, and professional fees.

NOTE 8 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. There is no preferred stock issued and outstanding as of June 30, 2019 and December 31, 2018. There are 2,136,428 and 1,371,428 shares of common stock outstanding as of June 30, 2019 and December 31, 2018, respectively.

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

In May 2019, the Company sold 765,000 shares of common stock at $1.0 per share for total of $765,000 to 44 unrelated parties.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2019 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

For the period ended June 30, 2019, the financial statements have been prepared by management in accordance with the standards of the Public Company Accounting Oversight Board (United States).

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

Marketing and Distribution

Marketing is done through a variety of channels, including the Internet, networking, trade shows, social media, and influencer marketing. In addition, print advertising will target carefully chosen audiences. The distribution channels will be retail branch locations and online through the We Chat platform.

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

Company Funding

To date, the Company’s funding has been raised by a combination of sales of shares and loans. At June 30, 2019, the aggregate amount of such related party loans was $90,697 and the Company had other payables in the amount of 106,957. All such advances are non-interest bearing and payable on demand. To date, these advances are not the subject of any written agreements, however, if not repaid in the short term, the Company may enter into formal loan agreements with respect to these obligations in the future. The Company expects that these advances will be repaid from equity raised in China. In addition, at June 30, 2019, the Company has accrued liabilities to certain vendors who have provided services to the Company aggregating $53,711. This funding has been utilized to fund the formation of the Company and legal and accounting services incurred in connection with the Company becoming a US reporting company and for general working capital.

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

Capital Formation

JS Beauty Land Network Technology Inc., shareholder’s equity capital formation.

The company was formed on May 8, 2018, with no capital. Thereafter, the Company issued 1,000,000 shares of founder’s capital to Faxian Qian at $0.001 per share for an aggregate of $1,000. In August and September 2018, the Company sold an additional 371,428 at investors in China for prices ranging from $0.25 per share to $0.50 per share for aggregate proceeds of $118,957. In May 2019, the Company sold 765,000 shares of common stock at $1.0 per share for total of $765,000 to 44 unrelated parties.

During fiscal year 2019, the Company will clearly require additional funding for ongoing operations. There is no guarantee that we will be able to raise any additional capital and have no current arrangements for any such financing.

Results of Operations

For the three months ending June 30, 2019

The following table summarizes the results of our operations during the three-month periods ending June 30, 2019 and June 30, 2018. There is no comparable data for any prior periods.

Line Item	6/30/19

Revenues	$10,655
Cost of Revenues	3,026
Operating expenses	56,656
Other expense, net	(1,128)
Net loss	(50,155)
Loss per share of common stock	(0.03)

We recorded a net loss of $56,656 for the three-month period ending June 30, 2019. These expenses primarily comprised general and administrative expense, which primarily comprised legal and professional fees, audit fees, consulting fees and office rent.

For the six months ending June 30, 2019

The following table summarizes the results of our operations during the six months ending June 30, 2019. There is no comparable data for any prior periods.

Line Item	6/30/19

Revenues	$13,841
Cost of Revenues	4,029
Operating expenses	116,678
Other expense, net	(2,187)
Net loss	(109,053)
Loss per share of common stock	(0.07)

We recorded a net loss of $109,053 for the six-month period ending June 30, 2019. There is no comparable data for any prior periods. The principal expenses incurred in this period were general and administrative expense, which primarily comprised legal and professional fees, audit fees, consulting fees and office rent.

Liquidity and Capital Resources

As of June 30, 2019, we had total assets of $926,164, a negative working capital of $43,370 and an accumulated stockholders’ deficit of $236,191. Our operating activities provided $777,772 in cash for the three-month period ending June 30, 2019. Our revenues were $10,655 in the three-month period ending June 30, 2019. There is no comparative data for any prior periods.

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

At June 30, 2019, the Company had loans outstanding from two related parties in the aggregate amount of $90,697, which represents amounts loaned to the Company to pay the Company’s expenses of operation. All such advances are non-interest bearing and payable on demand. The Company accrued imputed interest with 6% interest rate per annum. Imputed interest amounted $1,286 during the period.

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

Dated: August 19, 2019

