Form 10-Q
period 2019-09-30
JS BEAUTY LAND NETWORK TECHNOLOGY INC
filed 2019-11-15
CIK 1745931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 15, 2019
Common Stock, par value $0.001	2,136,428

Documents incorporated by reference: None

CONDENSED FINANCIAL STATEMENTS

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

	As of September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$80,926	$130,747
Prepaid expense	24,728	6,706
Inventory	50,288	6,261
Other Receivable	187	-
Total Current Assets	156,129	143,714

Prepaid expense-long term	679,658	-
Property And Equipment, Net	8,976	11,081

Total Assets	$844,763	$154,795

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities	$13,990	$14,546
Due to related party	80,174	73,900
Tax payable	-	-
Other payable	124,245	66,214

Total Liabilities	$218,409	154,660

Stockholders’ Equity
Preferred stock, $0.001 par value 10,000,000 shares authorized;
none issued and outstanding at September 30, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
2,136,428 and 1,371,428 shares issued and outstanding at September 30, 2019 and December 31, 2018	2,136	1,371

Additional paid in capital	890,772	123,020
Accumulated deficit	(253,240)	(127,616)
Accumulated other comprehensive income	(12,155)	3,795

Total JS Beauty Land Network Technology Inc.’ Equity	$627,513	570

Non-controlling interest	(1,159)	(435)

Total Stockholders’ Equity	626,354	135

Total Liabilities and Stockholders’ Equity	$844,763	$154,795

The accompanying notes are an integral part of these unaudited financial statements.

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months ended September 30,		For the Nine Months ended September 30,	For the Period from May 8, 2018 (Inception) to September 30,
	2019	2018	2019	2018

Revenue	$26,577	$-	$40,418	$-
Cost of Revenues	7,658	-	11,687	-
Gross Profit	18,919	-	28,731	-

Operating expenses	34,948	54,635	151,626	86,010

Operating Loss	(16,029)	(54,635)	(122,895)	(86,010)

Other income (expense)
Interest income	80	-	330	-
Interest expense	(1,224)	-	(3,661)	-
Other income	-	7	-	7
Other income - related parties	-	69	-	69
Other income (expense)	(1,144)	76	(3,331)	76

Loss before income taxes	(17,173)	(54,559)	(126,226)	(85,934)

Income Tax Expense	-	-	-	-

Net loss	$(17,173)	$(54,559)	$(126,226)	$(85,934)

Less: net loss attributable to non-controlling interest	(124)	(466)	(602)	(466)
Net loss attributable to JS Beauty Land Network Technology Inc.	(17,049)	(54,093)	(125,624)	(85,468)

Other comprehensive income
Foreign currency translation gain	(31,473)	4,493	(15,950)	4,493

Total Comprehensive Loss Attributable to JS Beauty Land Network Technology Inc.	$(48,522)	$(49,600)	$(141,574)	$(80,975)

Loss per share - basic and diluted	$(0.01)	$(0.05)	$(0.07)	$(0.13)

Weighted average shares-
basic and diluted	2,136,428	1,000,000	1,718,901	641,379

The accompanying notes are an integral part of these unaudited financial statements.

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months ended September 30,	For the Period from May 8, 2018 (Inception) to September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(126,226)	$(85,934)
Non-cash adjustment to reconcile net loss to net cash:
Depreciation	1,753	-
Imputed interest expense	3,661	-
Changes in Operating Assets and Liabilities:
Prepaid expense	(18,724)	-
Other Receivable	(195)	-
Inventory	(46,102)	(6,910)
Prepaid expense-long term	(707,874)	-
Accrued liabilities	(557)	6,800
Due to a related party	9,406	80,778
Other payable	58,031	26,875

NET CASH PROVIDED BY OPERATING ACTIVITIES	(826,828)	21,609

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant and equipment	-	(17,813)
Proceeds from disposal of plant and equipment	-	891

NET CASH UESED IN INVESTING ACTIVITIES	-	(16,922)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares to be issued	-	118,957
Proceeds from issuance of shares	765,000	1,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	765,000	119,957

NET INCREASE IN CASH AND CASH EQUIVALENTS	(61,828)	124,644

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	12,007	1,952

CASH AND CASH EQUIVALENTS:

Cash Balance, Beginning of Period	130,747	-

Cash Balance, End of Period	$80,926	$126,596

SUPPLEMENTAL DISCLOSURES:
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE QUARTER ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

			Additional		Accumulated Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Interest	Equity

Balance as of December 31, 2018	1,371,428	$1,371	$123,020	$(127,616)	$3,795	$(435)	$135

Imputed interest expense	-	-	3,517	-	-	-	3,517
Share issuance for cash	765,000	765	764,235	-	-	-	765,000
Shares to be issued	-		-	-	-	-	-
Net loss	-	-	-	(125,624)	-	(602)	(126,226)
Accumulated other comprehensive income	-	-	-	-	(15,950)	(122)	(16,072)

Balance as of September 30, 2019	2,136,428	$2,136	$890,772	$(253,240)	$(12,155)	$(1,159)	$626,354

			Additional		Accumulated Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Interest	Equity

Balance May 8, 2018 (Inception)	-	$-	$-	$-	$-	$-	$-

Imputed interest expense	-	-	-	-	-	-	-
Share issuance for cash	1,000,000	1,000	-	-	-	-	1,000
Shares to be issued	-		-	-	-	-	-
Net loss	-	-	-	(85,468)	-	(466)	(85,468)
Accumulated other comprehensive income	-	-	-	-	4,493	45	4,538

Balance as of September 30, 2018	1,000,000	$1,000	$-	$(85,468)	$4,493	$(421)	$(79,930)

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results for the period ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. Cash and cash equivalents amounted to $80,926 and $130,747 as of September 30, 2019 and December 31, 2018, respectively.

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

As of September 30, 2019 and December 31, 2018, $69,879 and $119,700 of the Company’s cash were on deposit at financial institutions in the PRC where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. Cash in bank amounted to $80,926 and $130,747 as of September 30, 2019 and December 31, 2018, respectively.

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

The Company had net revenue of $40,418 for the nine months ended September 30, 2019.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2019 and December 31, 2018, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2019, there are no outstanding dilutive securities. For nine months ended September 30, 2019 and 2018, the Company had net loss per common share, basic and diluted of $0.07 and $0.13, respectively.

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

NOTE 2 - GOING CONCERN

The Company has generated minimum revenue since inception to date and has sustained operating loss of $126,226 during the nine months ended September 30, 2019. The Company had a negative working capital deficit of $62,280 and a negative accumulated deficit of $253,240 as of September 30, 2019 and a working capital deficit of $10,946 and an accumulated deficit of $127,616 December 31, 2018. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 – INVENTORY

As of September 30, 2019 and December 31, 2018, the Company had inventory of finished goods $50,288 and $6,261, respectively. There were no reserves as of September 30, 2019 and December 31, 2018.

NOTE 4 – PROPERTY AND EQUIPMENT

As of September 30, 2019 and December 31, 2018, the Company had gross property and equipment of $11,220 and $11,665 and accumulated depreciation of $2,244 and $583, respectively. Property and equipment consisted of the office equipment. As of September 30, 2019, property and equipment had begun to use. For the the nine months ended September 30, 2019, depreciation expenses amounted to $1,753.

NOTE 5 –ACCRUED LIABILITIES

As of September 30, 2019 and December 31, 2018, the Company had accrued liabilities of $13,990 and $14,546, respectively.

NOTE 6 - RELATED PARTIES

Due to related parties amounted to $80,174 and $73,900 as of September 30, 2019 and December 31, 2018, respectively. The amount due to two related parties, director of the Company, Faxian Qian, and director of MYM, Zhaojin Xu, are loans made by related parties, which are unsecured, non-interest bearing, and due on demand. The Company accrued imputed interest with 6% per annum. Imputed interest amounted $3,661 for the nine months ended September 30, 2019 and was recorded as paid in capital.

Our directors have not been compensated for the services.

NOTE 7 – OTHER PAYABLE

Other payable amounted to $124,245 and $66,214 as of September 30, 2019 and December 31, 2018, respectively. Other payable are payments for general and administrative expenses made by an unrelated party on behalf of the Company. The balance of other payable is unsecured, non-interest bearing, and due on demand. Other payable is primarily payments for incorporation fees, audit fees, and professional fees.

NOTE 8 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. There is no preferred stock issued and outstanding as of September 30, 2019 and December 31, 2018. There are 2,136,428 and 1,371,428 shares of common stock outstanding as of September 30, 2019 and December 31, 2018, respectively.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2019 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

For the period ended September 30, 2019, the financial statements have been prepared by management in accordance with the standards of the Public Company Accounting Oversight Board (United States).

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

Company Funding

To date, the Company’s funding has been raised by a combination of sales of shares and loans. At September 30, 2019, the aggregate amount of such related party loans was $80,174 and the Company had other payables in the amount of $124,245. All such advances are non-interest bearing and payable on demand. To date, these advances are not the subject of any written agreements, however, if not repaid in the short term, the Company may enter into formal loan agreements with respect to these obligations in the future. The Company expects that these advances will be repaid from equity raised in China. This funding has been utilized to fund the formation of the Company and legal and accounting services incurred in connection with the Company becoming a US reporting company and for general working capital.

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

Results of Operations

Three Months Ended September 30, 2019 Compared to September 30, 2018

The following table summarizes the results of our operations during the three months ended September 30, 2019 and 2018, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three-month period to the prior three-month period:

Line Item	9/30/19	9/30/18	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$26,577	$-	$26,577	Inf.
Operating expenses	34,948	54,635	(19,687)	(36.0)%
Net loss	(17,173)	(54,559)	(37,386)	(68.5)%
Loss per share of common stock	(0.01)	(0.05)	(0.04)	(85)%

We recorded a net loss of $17,173 for the three months ended September 30, 2019 as compared with a net loss of $54,559 for the three months ended September 30, 2018 due primarily to an increase in revenues and a decrease in general and administrative expense.

Nine Months Ended September 30, 2019

The following table summarizes the results of our operations during the nine months ended September 30, 2019. There is no comparable data for the nine months ended September 30, 2018:

Line Item	9/30/19

Revenues	$40,418
Operating expenses	151,626
Net loss	(126,226)
Loss per share of common stock	(0.07)

We recorded a net loss of $126,226 for the nine months ended September 30, 2019. There is no comparable data for the nine months ended September 30, 2018.

Liquidity and Capital Resources

As of September 30, 2019, we had total assets of $844,763, a negative working capital of $62,280 and an accumulated stockholders’ deficit of $253,240. Our operating activities used $826,828 in cash for the nine-month period ending September 30, 2019. Our revenues were $26,577 in the three-month period ending September 30, 2019. There is no comparative data for any prior periods.

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

At September 30, 2019, the Company had loans outstanding from two related parties in the aggregate amount of $80,174, which represents amounts loaned to the Company to pay the Company’s expenses of operation. All such advances are non-interest bearing and payable on demand. The Company accrued imputed interest with 6% interest rate per annum. Imputed interest amounted $1,202 during the period.

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

Dated: November 15, 2019

