Form 10-K
period 2019-12-31
JS BEAUTY LAND NETWORK TECHNOLOGY INC
filed 2020-06-29
CIK 1745931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2019

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

Former address if changed since last report

Securities registered under Section 12(b) of the Exchange Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which registered
Common Stock, par value $0.001	None	n/a

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

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

Emerging Growth Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2019)—No sale or bid data was available as of that date.

State the number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on the latest practicable date (June 22, 2020): 2,136,428

Documents incorporated by reference: None.

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

Market Opportunity

Jade remains a unique, sentimental, high-end gemstone in China, with export revenues of approximately $100,000,000 annually. While the Chinese market is keen on translucency and color, the western market is keen on artistry, carving details, and especially originality. Myanmar exports over 11,000 tons of raw jade, worth approximately $250,000,000 to neighboring markets, especially China. The total export value of mineral products from China, including jade, is approximately $865,000,000 per annum. The foregoing statistics are based solely on management’s opinion or belief.

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

Company Funding

To date, a significant portion of the Company’s funding has been provided on a loan basis. At December 31, 2019, the aggregate amount of such loans was $230,612, of which $99,867 was payable to related parties. These loans are non-interest bearing and payable on demand. To date, these advances are not the subject of any written agreements, however, if not repaid in the short term, the Company may enter into formal loan agreements with respect to these obligations in the future. The Company expects that these advances will be repaid from equity raised in China. In addition, the Company has accrued liabilities to certain vendors who have provided services to the Company aggregating $36,168. This funding has been utilized to fund the formation of the Company and legal and accounting services incurred in connection with the Company becoming a US reporting company.

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

Toward this end, the Company filed a Registration Statement in 2019 to register 1,000,000 IPO shares together with 456,425 selling shareholder shares. At December 31, 2019, 765,000 of the IPO shares had been sold with gross proceeds of $765,000. The IPO offering has now been terminated as to the remaining 235,000 shares in the registration statement.

Capital Formation

JS Beauty Land Network Technology Inc., shareholder’s equity capital formation.

The company was formed on May 8, 2018, with no capital. Thereafter, the Company issued 1,000,000 shares of founder’s capital to Faxian Qiang at $0.001 per share for an aggregate of $1,000. In August and September 2018, the Company sold an additional 371,428 at investors in China for prices ranging from $0.25 per share to $0.50 per share for aggregate proceeds of $118,957.

The Company filed a Registration Statement in 2019 to register 1,000,000 IPO shares together with 456,425 selling shareholder shares. At December 31, 2019, 765,000 of the IPO shares had been sold with gross proceeds of $765,000. The IPO offering has now been terminated as to the remaining 235,000 shares in the registration statement.

During fiscal year 2020, the Company may require additional funding for ongoing operations. There is no guarantee that we will be able to raise any additional capital and have no current arrangements for any such financing.

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

As of December 31, 2019, the Company had five (5) full time employees.

ITEM 1A.	RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item. Notwithstanding, in addition to risk factors highlighted in previous reports, the Company adds the following additional risk factor:

We do not yet know the extent we could be affected by the Coronavirus (COVID-19) pandemic

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread to a number of other countries, including the United States. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. Several countries around the world, including China, have taken steps to restrict travel. Our operations are principally located in China, which has taken action to regulate the flow of labor and products and impede the travel of personnel, may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. Disruptions to our supply chain and business operations, or to our suppliers’ or customers’ supply chains and business operations, could include disruptions from the closure of supplier and manufacturer facilities, interruptions in the supply of raw materials and components, personnel absences, or restrictions on the shipment of our or our suppliers’ or customers’ products, any of which could have adverse ripple effects on our manufacturing output and delivery schedule. If a critical number of our employees become too ill to work, or we are not able to access a sufficient quantity of our inventory for shipment due to enforced office closures, our production ability could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to COVID-19, or any other, pandemic, demand for our products could also be materially adversely affected in a rapid manner. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which we or our suppliers and customers operate. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES.

As of December 31, 2019, the Company leased an office in Nanjing, Jiangsu Province, China. The rent and its related commitment for year 2020 amounted to $64,729.

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2019, the Company was not a party to any pending or threatened legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

Due to Related Party

At December 31, 2019 and 2018, the Company had outstanding advances from two related parties in the aggregate amount of $99,867 and $73,900, which represents amounts loaned to the Company to pay the Company’s expenses of operation. All such advances are non-interest bearing and due on demand. The Company accrued imputed interest with 6% interest rate per annum. Imputed interest amounted $4,844 and $4,434 for the years ended December 31, 2019 and 2018, respectively.

Status of Outstanding Common Stock

As of December 31, 2019, we had a total of 2,136,428 shares of our common stock outstanding. 1,000,000 of these shares are currently held by Faxian Qiang, who is an “affiliate” of the Company. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Holders

We have issued an aggregate of 2,136,428 shares of our common stock to forty-nine (49) record holders.

Dividends

We have not paid any dividends to date and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.	SELECTED FINANCIAL DATA

For the year ended December 31, 2019 and for the period from May 8, 2018 (inception) to December 31,2018

	12/31/19	5/8/2018-12/31/18*
Revenues	$115,323	$1,484
Net Loss	$(500,037)	$(128,089)
Net Loss Per Share, Basic and Diluted	$(0.27)	$(0.12)
Weighted Average No. Shares, Basic and Diluted	1,824,140	1,060,232
Stockholders’ Deficit	$(623,311)	$(127,616)
Total Assets	$606,407	$154,795
Total Liabilities	$353,188	$154,660

*As the Company was formed on May 8, 2018, the above financial information reflects only operations from May 8, 2018 through December 31, 2018.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Market Opportunity

Jade remains a unique, sentimental, high-end gemstone in China. While the Chinese market is keen on translucency and color, the western market is keen on artistry, carving details, and especially originality. The total export value of mineral products from China, including jade, is approximately $865,000,000 per annum. The foregoing statistics are based solely on management’s opinion or belief.

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

Capital Formation

JS Beauty Land Network Technology Inc., shareholder’s equity capital formation.

The company was formed on May 8, 2018, with no capital. Thereafter, the Company issued 1,000,000 shares of founder’s capital to Faxian Qiang at $0.001 per share for an aggregate of $1,000. In August and September 2018, the Company sold an additional 371,428 at investors in China for prices ranging from $0.25 per share to $0.50 per share for aggregate proceeds of $118,957.

The Company filed a Registration Statement in 2019 to register 1,000,000 IPO shares together with 456,425 selling shareholder shares. At December 31, 2019, 765,000 of the IPO shares had been sold with gross proceeds of $765,000. The IPO offering has now been terminated as to the remaining 235,000 shares in the registration statement.

During fiscal year 2020, the Company may require additional funding for ongoing operations. There is no guarantee that we will be able to raise any additional capital and have no current arrangements for any such financing.

Results of Operations

For the year ended December 31, 2019 and the period from Inception (May 8, 2018) through December 31, 2018

The following table summarizes the results of our operations during the fiscal year ended December 31, 2018 the period from Inception (May 8, 2018) through December 31, 2018. We have not included any comparative data because the financials for the period from Inception (May 8, 2018) through December 31, 2018 reflects only an 8-month period.

Line Item	12/31/19	12/31/18*

Revenues	$115,323	$1,484
Operating expenses	547,551	124,876
Other income (expense)	(4,470)	(4,402)
Net loss	(500,037)	(128,089)
Loss per share of common stock	(0.27)	(0.12)

* period from Inception (May 8, 2018) through December 31, 2018

We recorded a net loss of $500,037 for the fiscal year ended December 31, 2019 as compared with a net loss of $128,089 for the fiscal year ended December 31, 2018 due primarily to increases in operating expense.

Liquidity and Capital Resources

As of December 31, 2019, we had total assets of $606,407, negative working capital of $32,425 and an accumulated stockholders’ deficit of $623,311. Our operating activities used $587,432 in cash for the year ended December 31, 2019 compared to net cash used in operations of $55,771 for the period from Inception (May 8, 2018) through December 31, 2018. Our revenues were $115,323 for the year ended December 31, 2019 compared to $1,484 in the period from Inception (May 8, 2018) through December 31, 2018.

Management believes that the Company’s cash on hand will be sufficient to fund all Company obligations and commitments for the next twelve months. Historically, we have depended on equity offerings and loans from our principal shareholders and their affiliated companies to provide us with working capital as required. There is no guarantee that such funding will be available when required and there can be no assurance that our stockholders, or any of them, will continue making loans or advances to us in the future.

At December 31, 2019 and 2018, the Company had loans outstanding from two related parties in the aggregate amount of $99,867 and $73,900, which represents amounts loaned to the Company to pay the Company’s expenses of operation. All such advances are non-interest bearing and payable on demand. The Company accrued imputed interest with 6% interest rate per annum. Imputed interest amounted $4,844 and $4,434 for the years ended December 31, 2019 and 2018, respectively.

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

Set forth below are the audited financial statements for the Company for the year ended December 31, 2019 and the period from Inception (May 8, 2018) through December 31, 2018 and the reports of independent registered public accounting firms of ZH CPA, LLC (as to the year ended December 31, 2019) and TAAD, LLP (as to the period from Inception (May 8, 2018) through December 31, 2018).

12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

JS Beauty Land Network Technology Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of JS Beauty Land Network Technology Inc. and subsidiaries (the “Company”) as of December 31, 2019, and the related statements of operations and comprehensive income, changes in equity, and cash flows for the year ended December 31, 2019, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended in December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2, which includes additional working capital from either cash flow from operations or from the sale of its equity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ ZH CPA, LLC

We have served as the Company’s auditor since 2020
Denver, Colorado
June 19, 2020

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

/s/ TAAD LLP

We have served as the Company’s auditor from 2018 to 2019
Diamond Bar, California
March 26, 2019

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	December 31, 2019	December 31, 2018

ASSETS

Current Assets
Cash and cash equivalents	$121,198	$130,747
Prepaid expense	84,152	6,706
Inventory	89,029	6,261
Other receivable	22,657	-
Due from a related party	3,727	-
Total Current Assets	320,763	143,714

Intangible Assets, Net	277,004	-
Property And Equipment, Net	8,640	11,081

Total Assets	$606,407	$154,795

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities	$36,168	$14,546
Due to related parties	99,867	73,900
Payroll payable	3,408	-
Other payable	130,745	66,214
Shares to be issued	83,000	-

Total Liabilities	$353,188	154,660

Stockholders’ Equity
Preferred stock, $0.001 par value 10,000,000 shares authorized; none issued and outstanding at December 31, 2019 and 2018	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 2,136,428 and 1,371,428 shares issued and outstanding at December 31, 2019 and 2018	2,136	1,371
Additional paid in capital	868,438	123,020
Accumulated deficit	(623,311)	(127,616)
Accumulated other comprehensive income	10,625	3,795

Total JS Beauty Land Network Technology Inc.’ Equity	$257,888	570

Non-controlling interest	(4,669)	(435)

Total Stockholders’ Equity	253,219	135

Total Liabilities and Stockholders’ Equity	$606,407	$154,795

The accompanying notes are an integral part of these consolidated financial statements.

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Year ended December 31,	For the Period from May 8, 2018 (Inception) to December 31,
	2019	2018

Revenue	$115,323	$1,484
Cost of goods sold	63,339	295
Gross Profit	51,984	1,189

Operating expenses
Selling expense	112	802
General and administrative	546,616	123,981
Finance cost	823	93
Operating expenses	547,551	124,876

Operating Loss	(495,567)	(123,687)

Other income (expense)
Interest income	411	88
Interest expense	(4,881)	(4,609)
Other income	-	51
Other income - related parties	-	68
Other income (expense)	(4,470)	(4,402)

Loss before income taxes	(500,037)	(128,089)

Income Tax Expense	-	-

Net loss	$(500,037)	$(128,089)

Less: net loss attributable to non-controlling interest	(4,342)	(473)
Net loss attributable to JS Beauty Land Network Technology Inc.	(495,695)	(127,616)

Other comprehensive income
Foreign currency translation gain	6,938	3,833

Less: foreign currency translation gain attributable to non-controlling interest	108	38
Total Comprehensive Loss Attributable to JS Beauty Land Network Technology Inc.	$(488,865)	$(123,821)

Loss per share - basic and diluted	$(0.27)	$(0.12)

Weighted average shares-basic and diluted	1,824,140	1,060,232

The accompanying notes are an integral part of these consolidated financial statements.

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2019 AND FOR THE PERIOD FROM MAY 8, 2018(INCEPTION) TO DECEMBER 31, 2018

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Interest	Equity

Balance May 8, 2018 (Inception)	-	$-	$-	$-	$-	$-	$-

Imputed interest expense	-	-	4,434	-	-	-	4,434
Share issuance for cash	1,371,428	1,371	118,586	-	-	-	119,957
Net loss	-	-	-	(127,616)	-	(473)	(128,089)
Accumulated other comprehensive income	-	-	-	-	3,795	38	3,833

Balance as of December 31, 2018	1,371,428	1,371	123,020	(127,616)	3,795	(435)	135

Imputed interest expense	-	-	4,844	-	-	-	4,844
Share issuance for cash	765,000	765	740,574	-	-	-	741,339
Net loss	-	-	-	(495,695)	-	(4,342)	(500,037)
Accumulated other comprehensive income	-	-	-	-	6,830	108	6,938

Balance as of December 31, 2019	2,136,428	$2,136	$868,438	$(623,311)	$10,625	$(4,669)	$253,219

The accompanying notes are an integral part of these consolidated financial statements.

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year ended December 31,	For the Period from May 8, 2018 (Inception) to December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(500,037)	$(128,089)
Non-cash adjustment to reconcile net loss to net cash:
Depreciation	2,322	607
Amortization	225	-
Imputed interest expense	4,881	4,434
Impairment cost	22,582	-
Changes in Operating Assets and Liabilities:
Prepaid expense	(78,132)	(6,976)
Other Receivable	(22,833)	-
Inventory	(106,071)	(6,514)
Accrued liabilities	21,665	14,553
Payroll payable	3,435	-
Other payable	64,531	66,214

NET CASH USED IN OPERATING ACTIVITIES	(587,432)	(55,771)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant and equipment	-	(12,135)
Proceeds from disposal of plant and equipment	-	946
Purchase of intangible assets	(279,382)	-

NET CASH USED IN INVESTING ACTIVITIES	(279,382)	(11,189)

CASH FLOWS FROM FINANCING ACTIVITIES
Due from a related party	(3,756)	-
Due to related parties	27,073	76,819
Proceeds from shares to be issued	83,000	-
Proceeds from issuance of shares	741,339	119,957

NET CASH PROVIDED BY FINANCING ACTIVITIES	847,656	196,776

NET INCREASE IN CASH AND CASH EQUIVALENTS	(19,158)	129,816

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	9,609	931

CASH AND CASH EQUIVALENTS:

Cash Balance, Beginning of Period	130,747	-

Cash Balance, End of Period	$121,198	$130,747

SUPPLEMENTAL DISCLOSURES:
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

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

RECLASSIFICATION

A reclassification has been made to the Consolidated Statements of Cash Flows for fiscal year ended December 31, 2018, to reclassify due to related parties of $76,819 from cash flows from operating activities to cash flows from financing activities. This change in classification is reflect to conform to the current period presentation. These reclassification had no impact on net earnings and financial position.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. Cash and cash equivalents amounted to $121,198 and $130,747 as of December 31, 2019 and 2018, respectively.

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

As of December 31, 2019 and 2018, $110,151 and $119,700 of the Company’s cash were on deposit at financial institutions in the PRC where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and other receivable. Cash in bank amounted to $121,198 and $130,747 as of December 31, 2019 and 2018, respectively. Other receivable amounted to $22,657 and $0 as of December 31, 2019 and 2018, respectively.

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

The Company has assessed the impact of the guidance by performing the following five steps analysis:

Step 1: Identify the contract

Step 2: Identify the performance obligations

Step 3: Determine the transaction price

Step 4: Allocate the transaction price

Step 5: Recognize revenue

The Company recognizes revenue from the sale of jewelry, food, daily necessities and household appliances through its retail shops for the years ended December 31,2019 and 2018. Customer makes full payment and picks up their purchases at time of purchase. The Company does not offer customers right of return.

Sales represent the invoiced value of goods, net of surcharges and value added tax (“VAT”), if any, and are recognized upon delivery of goods and passage of title.

The Company had net revenue of $115,323 and $1,484 for the year ended December 31, 2019 and for the period from May 8,2018 (inception) to December 31,2018.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2019 and 2018, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2019, there are no outstanding dilutive securities. For years ended December 31, 2019 and 2018, the Company had net loss per common share, basic and diluted of $0.27 and $0.12, respectively.

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

Level 3 inputs are unobservable inputs for the asset or liability. The carrying amounts of financial assets such as cash, prepaid expenses, and other receivable approximate their fair values because of the short maturity of these instruments.

SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operation results by the revenue of different products. Based on management’s assessment, the Company has determined that it has only one operating segment as defined by ASC 280.

Because the Company sells only jewelry products in China, it has only one business segment.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory”, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-06 was effective for the Company in its first quarter of 2019 and the Company adopted this guidance as of January 1, 2019. The adoption of this guidance does not have a material impact on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - GOING CONCERN

The Company has generated minimum revenue since inception to date and has sustained operating loss of $500,037 during the year ended December 31, 2019. The Company had a negative working capital deficit of $32,425 and a negative accumulated deficit of $623,311 as of December 31, 2019 and a working capital deficit of $10,946 and an accumulated deficit of $127,616 December 31, 2018. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

NOTE 3 – INVENTORY

As of December 31, 2019 and 2018, the Company had inventory of finished goods $89,029 and $6,261, respectively. There were reserves of $22,408 and $0 for the years ended December 31, 2019 and 2018, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

As of December 31, 2019 and 2018, the Company had gross property and equipment of $11,520 and $11,665 and accumulated depreciation of $2,880 and $583, respectively. Property and equipment consisted of the office equipment. As of December 31, 2019, property and equipment had begun to use. For the year ended December 31, 2019, depreciation expenses amounted to $2,304. For the period from May 8, 2018 (Inception) to December 31, 2018, depreciation expenses amounted to $583.

NOTE 5 – INTANGIBLE ASSETS

As of December 31, 2019 and 2018, the Company had intangible assets of $277,004 and $0, respectively. Intangible assets consisted of the following:

	Software	Trademark	Total
Cost	$255,681	$21,546	$277,227
Accumulated Amortization		223	223
Net	$255,681	$21,323	$277,004

For the year ended December 31, 2019, amortization expenses amounted to $223.

The Company reviews the carrying value of intangible assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment of intangible assets was deemed necessary for the years ended December 31, 2019 and 2018, respectively.

NOTE 6 –ACCRUED LIABILITIES

As of December 31, 2019 and 2018, the Company had accrued liabilities of $36,168 and $14,546, respectively.

NOTE 7 - RELATED PARTIES

Due from a related party amounted to $3,727 and $0 as of December 31, 2019 and 2018, respectively. The amount due from a related party, chairman of MYM, Yang Yang. The full amount of the advance is expected to be repaid before December 31, 2020.

Due to related parties amounted to $99,867 and $73,900 as of December 31, 2019 and 2018, respectively. The amount due to two related parties, director of the Company, Faxian Qiang, and director of MYM, Zhaojin Xu, are loans made by related parties, which are unsecured, non-interest bearing, and due on demand. The Company accrued imputed interest with 6% per annum. Imputed interest amounted $4,844 and $4,434 for the years ended December 31, 2019 and 2018, and was recorded as paid in capital.

Our directors have not been compensated for the services.

NOTE 8 – OTHER PAYABLE

Other payable amounted to $130,745 and $66,214 as of December 31, 2019 and 2018, respectively. Other payable are payments for general and administrative expenses made by an unrelated party on behalf of the Company. The balance of other payable is unsecured, non-interest bearing, and due on demand. Other payable is primarily payments for incorporation fees, audit fees, and professional fees.

NOTE 9 – SHARES TO BE ISSUED

Shares to be issued amounted to $83,000 and $0 as of December 31, 2019 and 2018, respectively.

In October 2019, the Company sold 66,000 shares of common stock at $1.0 per share for total of $66,000 to 24 unrelated parties.

In November 2019, the Company sold 17,000 shares of common stock at $1.0 per share for total of $17,000 to 10 unrelated parties.

NOTE 10 – INCOME TAX

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

Loss before income taxes consists of:

	For the Year ended December 31, 2019	For the Period from May 8, 2018 (Inception) to December 31, 2018
Non-PRC	$(65,873)	$(80,759)
PRC	(434,164)	(47,330)
	$ (500,037)	$(128,089)

The components of deferred taxes are as follows at December 31, 2019 and 2018:

	December 31, 2018	December 31, 2018
Fixed assets	$-	$-
Net operating losses	130,895	26,799
Total deferred tax assets, non-current portion	130,895	26,799
Valuation allowance	(130,895)	(26,799)
Deferred tax assets, non-current portion, net	$-	$-

As of December 31, 2019, MYM had a net operating loss of $481,494 that can be carried forward to offset future net profit for income tax purposes under the PR China tax law. The net operating loss carry forwards as of December 31, 2019 will expire in years 2020 to 2024 if not utilized. As of December 31, 2018, MYM had a net operating loss of $47,330 that can be carried forward to offset future net profit for income tax purposes under the PR China tax law. The net operating loss carry forwards as of December 31, 2018 will expire in years 2019 to 2023 if not utilized.

JS Beauty Land Network Technology Inc. is subject to United States of America tax law. As of December 31, 2019, the operations in the United States of America incurred approximately $146,632 of cumulative net operating losses that can be carried forward to offset future taxable income. The net operating loss carry forwards as of December 31, 2019 will expire in the year of 2040 if not utilized. As of December 31, 2018, the operations in the United States of America incurred approximately $80,759 of cumulative net operating losses that can be carried forward to offset future taxable income. The net operating loss carry forwards as of December 31, 2018 will expire in the year of 2039 if not utilized. The Company has provided full valuation allowance for the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax in the PRC is as follows:

	December 31, 2019	December 31, 2018
Tax expense at statutory rate - US	21%	21%
Foreign income not recognized in the U.S.	(21)%	(21)%
PRC enterprise income tax rate	25%	25%
Loss not subject to income tax	(25)%	(25)%
Effective income tax rates	-%	-%

NOTE 11 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. There is no preferred stock issued and outstanding as of December 31, 2019 and 2018. There are 2,136,428 and 1,371,428 shares of common stock issued and outstanding as of December 31, 2019 and 2018, respectively.

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

In October 2019, the Company sold 66,000 shares of common stock at $1.0 per share for total of $66,000 to 24 unrelated parties.. 63,000 shares of these 66,000 shares were issued in January 2020.

In November 2019, the Company sold 17,000 shares of common stock at $1.0 per share for total of $17,000 to 10 unrelated parties. These shares were issued in January 2020.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2019 to the date these financial statements were issued.

In October 2019, the Company sold 66,000 shares of common stock at $1.0 per share for total of $66,000 to 24 unrelated parties. 63,000 shares of the 66,000 shares were issued in January 2020.

In November 2019, the Company sold 17,000 shares of common stock at $1.0 per share for total of $17,000 to 10 unrelated parties. These shares had been in January 2020.

The outbreak of COVID19 coronavirus in China starting from the beginning of 2020 has resulted reduction of working hours for the Company. The Company followed the restrictive measures implemented in China, by suspending operation and having employees’ work remotely during February and March 2020. The Company gradually resumed operation and production starting in April 2020. The demand for our products decreased in February and March 2020. The recent developments of COVID 19 are expected to result in lower sales and gross margin in 2020. Other financial impact could occur though such potential impact is unknown at this time.

Other than the above stated Subsequent Event, the Company has evaluated the existence of events and transactions subsequent to the balance sheet date through the date the consolidated financial statements were issued and has determined that there were no significant subsequent events or transactions that would require recognition or disclosure in the financial statements.

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

As of December 31, 2019 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2019.

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

Management’s Remediation Initiatives

Given the financial resources available to the Company, the Company is not in a position to institute any realistic remediation of the identified material weaknesses and other deficiencies and enhance our internal controls. As such time as the Company commences operations and has the financial resources to address and eliminate the identified weaknesses, we intend to take action to do so. Unfortunately, until the Company has such financial resources, the identified weaknesses will continue to exist.

Changes in Internal Control over Financial Reporting. During the last quarter of the Company’s fiscal year ended December 31, 2019, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Positions Held
Faxian Qiang	54	CEO, CFO President, Treasurer, Secretary and a Director since 2018

Faxian Qiang, President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer

Mr. Qiang has been the President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and sole Director of the Company since May 2018. From 2018, he has been Chairman of Jiangsu Meijie Overseas Company. From 2016-2018, he served as general manager of Shanghai Yuanchi Jewelry Co., Ltd., a designer of fine jewelry. From 2013 to 2016, he served as Chief Executive Officer of Zhejiang Express Culture Media which was involved in the innovative development of the cultural industry. He has worked closely with Zhejiang Institute of Technology with respect to the development of a gem design course. Mr. Qian received a bachelor degree from Suzhou University in 1985 with a specialty in textiles.

Mr. Qiang devotes approximately 25% of his business time to the affairs of the Company. The time Mr. Qiang spends on the business affairs of the Company varies from week to week and is based upon the needs and requirements of the Company.

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

The following table sets forth certain information regarding beneficial stock ownership as of December 31, 2019 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name	Number of Shares Beneficially Owned (1)	Percent of Outstanding Shares (1)
Faxian Qiang	1,000,000	46.8%
No. 99, Taihu Road, Yancheng, Jiangsu Province, China

Officers and directors as a group (one person)	1,000,000	46.8%

(1)	For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of June 1, 2020. All percentages for common stock are calculated based upon a total of 2,136,428 shares outstanding as of June 1, 2020, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of June 1, 2020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

At December 31, 2019, the Company only balance due to Faxian Qiang, amount of 99,867, which represents amounts loaned to the Company to pay the Company’s expenses of operation. These advances are payable on demand.

Director Independence

As of December 31, 2019, Faxian Qiang was the sole director of the Company. Mr. Qiang is not considered “independent” in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are not currently traded on NASDAQ and are therefore not required to comply with the NASDAQ Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our principal independent accountants, ZH CPA, LLC was $10,000 for professional services rendered for the audit and reviews of our financial statements for the year ended December 31, 2019 and our prior accountants, TAAD, LLP, billed us $20,500 for professional services rendered for the audit and reviews of our financial statements for period from Inception (May 8, 2018) through December 31, 2019.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by either of our auditors that were reasonably related to the audit or review of financial statements reported above.

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

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●

Report of ZH CPA, LLC, Independent Registered Certified Public Accounting Firm for the period ended December 31, 2019 and the report of TAAD, LP, Independent Registered Certified Public Accounting Firm for the period from Inception (May 8, 2018) through December 31, 2018

●	Balance Sheets as of December 31, 2019 and for the period from inception (May 8, 2019) through December 31, 2018 (audited)

●	Statement of Operations for the year ended December 31, 2019 and for the period from Inception (May 8, 2018) through December 31, 2018 (audited)

●	Statement of Changes in Stockholders’ Equity for the year ended December 31, 2019 and for the period from Inception (May 8, 2018) through December 31, 2018 (audited)

●	Statement of Cash Flows for the year ended December 31, 2019 and for the period from Inception (May 8, 2018) through December 31, 2018 (audited)

●	Notes to Financial Statements

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

JS Beauty Land Network Technology, Inc.
(Registrant)

By	/s/ Faxian Qiang
Faxian Qiang
President, Chief Executive Officer,
Chief Financial Officer and Principal Accounting Officer

Date	June 22, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ Faxian Qiang
Faxian Qiang
Sole Director, President,
Chief Executive Officer,
Chief Financial Officer and Principal Accounting Officer

Date	June 22, 2020

