Form 10-Q
period 2020-06-30
JS BEAUTY LAND NETWORK TECHNOLOGY INC
filed 2020-08-18
CIK 1745931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 17, 2020
Common Stock, par value $0.001	2,216,428

Documents incorporated by reference: None

CONDENSED FINANCIAL STATEMENTS

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2020	December 31, 2019

ASSETS

Current Assets
Cash and cash equivalents	$287,560	$121,198
Account Receivable	1,945	-
Prepaid expense	82,922	84,152
Inventory	65,834	89,029
Other receivable	18,270	22,657
Due from related party	3,672	3,727
Total Current Assets	460,203	320,763

Right-of-use asset	22,446	-
Intangible Assets, Net	272,235	277,004
Property And Equipment, Net	7,379	8,640

Total Assets	$762,263	$606,407

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities	$35,714	$36,168
Due to related party	98,428	99,867
Payroll payable	-	3,408
Tax payable	5,761	-
Other payable	125,370	130,745
Lease liability	22,446	-
Shares to be issued	108,000	83,000

Total Liabilities	$395,719	353,188

Stockholders’ Equity

Common stock, $0.001 par value, 100,000,000 shares authorized;2,216,428 and 2,136,428 shares issued and outstanding at March 31, 2020 and December 31, 2019	2,216	2,136
Additional paid in capital	951,311	868,438
Accumulated deficit	(588,050)	(623,311)
Accumulated other comprehensive income	4,892	10,625

Total JS Beauty Land Network Technology Inc.’ Equity	$370,369	257,888

Non-controlling interest	(3,825)	(4,669)

Total Stockholders’ Equity	366,544	253,219

Total Liabilities and Stockholders’ Equity	$762,263	$606,407

The accompanying notes are an integral part of these unaudited financial statements.

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2020	2019	2020	2019

Revenue	$177,979	$10,655	$228,856	$13,841
Cost of goods sold	68,398	3,026	90,570	4,029
Gross Profit	109,581	7,629	138,286	9,812

Operating expenses
General and administrative	54,367	56,656	99,403	116,678
Operating expenses	54,367	56,656	99,403	116,678

Operating income (loss)	55,214	(49,027)	38,883	(106,866)

Other income (expense)
Interest income	66	158	137	250
Interest expense	(1,472)	(1,286)	(2,966)	(2,437)
Other income (expense), net	(1,406)	(1,128)	(2,829)	(2,187)

Net income (loss)	$53,808	$(50,155)	$36,054	$(109,053)

Less: net income (loss) attributable to non-controlling interest	791	(190)	793	(478)
Net income (loss) attributable to JS Beauty Land Network Technology Inc.	53,017	(49,965)	35,261	(108,575)

Other comprehensive income (loss)
Foreign currency translation (loss) gain	2,689	14,120	(5,682)	15,719

Less: foreign currency translation gain attributable to non-controlling interest	27	142	51	196
Total Comprehensive Loss Attributable to JS Beauty Land Network Technology Inc.	$55,679	$(35,987)	$29,528	$(93,052)

Loss per share - basic and diluted	$0.02	$(0.03)	$0.02	$(0.07)

Weighted average shares- basic and diluted	2,216,428	1,640,439	2,204,560	1,506,677

The accompanying notes are an integral part of these unaudited financial statements.

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE QUARTER ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Interest	Equity
Balance as of March 31, 2020	2,216,428	$2,216	$949,831	$(641,067)	$2,230	$(4,643)	$308,567

Imputed interest expense	-	-	1,480	-	-	-	1,480
Net loss	-	-	-	53,017	-	791	53,808
Accumulated other comprehensive income	-	-	-	-	2,662	27	2,689

Balance as of June 30, 2020	2,216,428	$2,216	$951,311	$(588,050)	$4,892	$(3,825)	$366,544

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Interest	Equity

Balance as of March 31, 2019	1,371,428	$1,371	$124,177	$(186,226)	$5,340	$(669)	$(56,007)

Imputed interest expense	-	-	1,251	-	-	-	1,251
Share issuance for cash	765,000	765	764,235	-	-	-	765,000
Net loss	-	-	-	(49,965)	-	(190)	(50,155)
Accumulated other comprehensive income	-	-	-	-	13,978	142	14,120

Balance as of June 30, 2019	2,136,428	$2,136	$889,663.00	$(236,191)	$19,318	$(717)	$674,209

The accompanying notes are an integral part of these unaudited financial statements.

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE TWO QUARTERS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Interest	Equity

Balance as of December 31, 2019	2,136,428	2,136	868,438	(623,311)	10,625	(4,669)	$253,219

Imputed interest expense	-	-	2,953	-	-	-	2,953
Share issuance for cash	80,000	80	79,920	-	-	-	80,000
Shares to be issued	-		-	-	-	-	-
Net loss	-	-	-	35,261	-	793	36,054
Accumulated other comprehensive income	-	-	-	-	(5,733)	51	(5,682)

Balance as of June 30, 2020	2,216,428	$2,216	$951,311	$(588,050)	$4,892	$(3,825)	$366,544

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Interest	Equity

Balance as of December 31, 2018	1,371,428	$1,371	$123,020	$(127,616)	$3,795	$(435)	$135

Imputed interest expense	-	-	2,408	-	-	-	2,408
Share issuance for cash	765,000	765	764,235	-	-	-	765,000
Shares to be issued	-		-	-	-	-	-
Net loss	-	-	-	(108,575)	-	(478)	(109,053)
Accumulated other comprehensive income	-	-	-	-	15,523	196	15,719

Balance as of June 30, 2019	2,136,428	$2,136	$889,663.00	$(236,191)	$19,318	$(717)	$674,209

The accompanying notes are an integral part of these unaudited financial statements.

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months ended June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$36,054	$(109,053)
Non-cash adjustment to reconcile net loss to net cash:
Depreciation and amortization	1,862	1,182
Imputed interest expense	2,953	2,437
Changes in Operating Assets and Liabilities:
Account receivable	(1,954)	(200)
Prepaid expense	-	661
Other receivable	4,075	-
Inventory	21,996	(54,275)
Prepaid expense-long term	-	(716,139)
Accrued liabilities	(304)	39,388
Payroll payable	(3,374)	-
Tax payable	5,788	597
Other payable	(5,375)	40,743

NET CASH USED IN OPERATING ACTIVITIES	61,721	(794,659)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(221)	-

NET CASH USED IN INVESTING ACTIVITIES	(221)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a related party	-	16,887
Proceeds from shares to be issued	105,000	-
Proceeds from issuance of shares	-	765,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	105,000	781,887

NET INCREASE IN CASH AND CASH EQUIVALENTS	166,500	(12,772)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(138)	24,447

CASH AND CASH EQUIVALENTS:

Cash Balance, Beginning of Period	121,198	130,747

Cash Balance, End of Period	$287,560	$142,422

SUPPLEMENTAL DISCLOSURES:
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results for the period ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

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

RECLASSIFICATION

A reclassification has been made to the Consolidated Statements of Cash Flows for six months ended June 30, 2019, to reclassify due to related parties of $16,887 from cash flows from operating activities to cash flows from financing activities. This change in classification is reflected to conform to the current period presentation. This reclassification had no impact on net earnings and financial position.

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

As of June 30, 2020 and December 31, 2019, $276,513 and $110,151 of the Company’s cash were on deposit at financial institutions in the PRC where there currently is a rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure. The Company’s bank account in the PRC is protected by deposit insurance up to RMB500,000.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and other receivable. Cash in bank amounted to $287,560 and $121,198 as of June 30, 2020 and December 31, 2019, respectively. Other receivable amounted to $18,270 and $22,657 as of June 30, 2020 and December 31, 2019, respectively.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2019, there are no outstanding dilutive securities. For the six months ended June 30, 2020 and 2019, the Company had net income (loss) per common share, basic and diluted of $0.02 and $(0.07), respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - GOING CONCERN

The Company has generated minimum revenue since inception to date and had net income of $36,054 during the six months ended June 30, 2020. The Company had a working capital of $64,484 and a negative accumulated deficit of $588,050 as of June 30, 2020 and a working capital deficit of $32,425 and a negative accumulated deficit of $623,311 as of December 31, 2019. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

NOTE 3 – INVENTORY

As of June 30, 2020 and December 31, 2019, the Company had inventory of finished goods $65,834 and $89,029, respectively. There were reserves of $0 and $0 for the six months ended June 30, 2020 and 2019, respectively.

NOTE 4 – INTANGIBLE ASSETS

As of June 30, 2020 and December 31, 2019, the Company had intangible assets of $272,235 and $277,004, respectively. Intangible assets consisted of the following:

	Software	Trademark	Total
Cost	$251,943	$21,231	$273,174
Accumulated Amortization		939	939
Net	$251,943	$20,292	$272,235

For the three months ended June 30, 2020, amortization expenses amounted to $476. For the six months ended June 30, 2020, amortization expenses amounted to $722.

The Company reviews the carrying value of intangible assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment of intangible assets was deemed necessary for the six months ended June 30, 2020 and 2019, respectively.

NOTE 5 - RELATED PARTIES

Due from a related party amounted to $3,627 and $3,727 as of June 30, 2020 and December 31, 2019, respectively. The amount due from a related party, chairman of MYM, Yang Yang. The full amount of the advance is expected to be repaid before December 31, 2020.

Due to related parties amounted to $98,428 and $99,867 as of June 30, 2020 and December 31, 2019, respectively. The amount due to two related parties, director of the Company, Faxian Qiang, and director of MYM, Zhaojin Xu, are loans made by related parties, which are unsecured, non-interest bearing, and due on demand. The Company accrued imputed interest with 6% per annum. Imputed interest amounted $2,953 and $2,408 for the six months ended June 30, 2020 and 2019 and was recorded as paid in capital.

Our directors have not been compensated for the services.

NOTE 6 – OTHER PAYABLE

Other payable amounted to $125,370 and $130,745 as of June 30, 2020 and December 31, 2019, respectively. Other payable are payments for general and administrative expenses made by an unrelated party on behalf of the Company. The balance of other payable is unsecured, non-interest bearing, and due on demand. Other payable is primarily payments for incorporation fees, audit fees, and professional fees.

NOTE 7 – SHARES TO BE ISSUED

Shares to be issued amounted to $108,000 and $83,000 as of June 30, 2020 and December 31, 2019, respectively.

In October 2019, the Company sold 66,000 shares of common stock at $1.0 per share for total of $66,000 to 24 unrelated parties. 63,000 shares of these 66,000 shares were issued in January 2020. In June 2020, investment of $3,000 was returned to 1 unrelated party

In November 2019, the Company sold 17,000 shares of common stock at $1.0 per share for total of $17,000 to 10 unrelated parties. These shares were issued in January 2020.

In January 2020, the Company sold 4,000 shares of common stock at $1.0 per share for total of $4,000 to 2 unrelated parties.

In June 2020, the Company sold 104,000 shares of common stock at $1.0 per share for total of $104,000 to 50 unrelated parties.

NOTE 8 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. There is no preferred stock issued and outstanding as of June 30, 2020 and December 31, 2019. There are 2,216,428 and 2,136,428 shares of common stock issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.

In January 2020, the Company sold 80,000 shares of common stock at $1.00 per share for total of $80,000 to unrelated parties.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2020 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

For the period ended June 30, 2020, the financial statements have been prepared by management in accordance with the standards of the Public Company Accounting Oversight Board (United States).

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

Results of Operations

Three Months Ended June 30, 2020 Compared to June 30, 2019

The following table summarizes the results of our operations during the three months ended June 30, 2020 and 2019, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three-month period to the prior three-month period:

Line Item	6/30/2020	6/30/2019	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$177,979	$10,655	$167,324	1,570.4%
Operating expenses	54,367	56,656	(2,289)	(4.0)%
Net profit (loss)	53,808	(50,155)	103,963	207.3%
Profit (Loss) per share of common stock	0.02	(0.03)	0.05	166.7%

We recorded a net profit of $53,808 for the three months ended June 30, 2020 as compared with a net loss of $50,155 for the three months ended June 30, 2019 due primarily to an increase in revenues and a decrease in general and administrative expense.

Six Months Ended June 30, 2020 Compared to June 30, 2019

The following table summarizes the results of our operations during the six months ended June 30, 2020 and 2019, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current six-month period to the prior six-month period:

Line Item	6/30/2020	6/30/2019	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$228,856	$13,841	$215,015	1553.5%
Operating expenses	99,403	116,678	(17,275)	(14.8)%
Net Profit (Loss)	36,054	(109,053)	145,107)	133.7%
Profit (Loss) per share of common stock	0.02	(0.07)	0.09	128.6%

We recorded a net profit of $36,054 for the six months ended June 30, 2020 as compared with a net loss of $109,053 for the six months ended June 30, 2019 due primarily to an increase in revenues and a decrease in general and administrative expense.

Liquidity and Capital Resources

As of June 30, 2020, we had total assets of $762,263, working capital of $64,484 and an accumulated stockholders’ equity of $366,544. Our operating activities used $61,721 in cash for the six-month period ending June 30, 2020. Our revenues were $228,856 in the six-month period ending June 30, 2020 compared to $13,841 in the comparable period of 2019.

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

At June 30, 2020, the Company had loans outstanding from two related parties in the aggregate amount of $98,428, which represents amounts loaned to the Company to pay the Company’s expenses of operation. All such advances are non-interest bearing and payable on demand. The Company accrued imputed interest with 6% interest rate per annum. Imputed interest amounted $2,953 during the six months ended June 30, 2020.

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

During the quarter ended June 30, 2020, the Company issued no shares of Company common stock.

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

Dated: August 17, 2020

