Form 10-Q
period 2020-09-30
JS BEAUTY LAND NETWORK TECHNOLOGY INC
filed 2020-12-03
CIK 1745931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at December 2, 2020
Common Stock, par value $0.001	2,556,428

Documents incorporated by reference: None

CONDENSED FINANCIAL STATEMENTS

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30, 2020	December 31, 2019

ASSETS

Current Assets
Cash and cash equivalents	$510,834	$121,198
Account receivable	9,181	-
Prepaid expense	105,020	84,152
Inventory	41,828	89,029
Other receivable	19,011	22,657
Due from related party	3,820	3,727
Total Current Assets	689,694	320,763

Right-of-use asset	139,258	-
Intangible Assets, Net	282,780	277,004
Property And Equipment, Net	7,087	8,640

Total Assets	$1,118,819	$606,407

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities	$29,046	$36,168
Advance from customer	29,457	-
Due to related party	102,361	99,867
Payroll payable	-	3,408
Tax payable	1,644	-
Other payable	132,776	130,745
Lease liability	139,258	-
Shares to be issued	-	83,000

Total Liabilities	$434,532	353,188

Stockholders’ Equity

Common stock, $0.001 par value, 100,000,000 shares authorized; 2,556,428 and 2,136,428 shares issued and outstanding at September, 2020 and December 31, 2019	2,556	2,136
Additional paid in capital	1,292,624	868,438
Accumulated deficit	(641,214)	(623,311)
Accumulated other comprehensive income	34,248	10,625

Total JS Beauty Land Network Technology Inc.’ Equity	$688,214	257,888

Non-controlling interest	(3,937)	(4,669)

Total Stockholders’ Equity	684,277	253,219

Total Liabilities and Stockholders’ Equity	$1,118,819	$606,407

The accompanying notes are an integral part of these unaudited financial statements.

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2020	2019	2020	2019

Revenue	$80,838	$26,577	$309,694	$40,418
Cost of goods sold	53,347	7,658	143,917	11,687
Gross Profit	27,491	18,919	165,777	28,731

Operating expenses
General and administrative	79,813	34,948	179,216	151,626
Operating expenses	79,813	34,948	179,216	151,626

Operating income (loss)	(52,322)	(16,029)	(13,439)	(122,895)

Other income (expense)
Interest income	258	80	395	330
Interest expense	(1,508)	(1,224)	(4,474)	(3,661)
Other income (expense), net	(1,250)	(1,144)	(4,079)	(3,331)

Net income (loss)	$(53,572)	$(17,173)	$(17,518)	$(126,226)

Less: net income (loss) attributable to non-controlling interest	(408)	(124)	385	(602)
Net income (loss) attributable to JS Beauty Land Network Technology Inc.	(53,164)	(17,049)	(17,903)	(125,624)

Other comprehensive income (loss)
Foreign currency translation (loss) gain	29,652	(31,791)	23,970	(16,072)

Less: foreign currency translation gain attributable to non-controlling interest	296	(318)	347	(122)
Total Comprehensive Loss Attributable to JS Beauty Land Network Technology Inc.	$(23,808)	$(48,522)	$5,720	$(141,574)

Loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.01)	$(0.07)

Weighted average shares- basic and diluted	2,326,950	2,136,428	2,244,809	1,718,901

The accompanying notes are an integral part of these unaudited financial statements.

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE QUARTER ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

			Additional		Accumulated Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Interest	Equity

Balance as of June 30, 2020	2,216,428	$2,216	$951,311	$(588,050)	$4,892	$(3,825)	$366,544

Imputed interest expense	-	-	1,653	-	-	-	1,653
Share issuance for private placement	340,000	340	339,660	-	-	-	340,000
Net loss	-	-	-	(53,164)	-	(408)	(53,572)
Accumulated other comprehensive income	-	-	-	-	29,356	296	29,652

Balance as of September 30, 2020	2,556,428	$2,556	$1,292,624	$(641,214)	$34,248	$(3,937)	$684,277

			Additional		Accumulated Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Interest	Equity

Balance as of June 30, 2019	2,136,428	$2,136	$889,663	$(236,191)	$19,318	$(717)	$674,209

Imputed interest expense	-	-	1,109	-	-	-	1,109
Net loss	-	-	-	(17,049)	-	(124)	(17,173)
Accumulated other comprehensive income	-	-	-	-	(31,473)	(318)	(31,791)

Balance as of September 30, 2019	2,136,428	$2,136	$890,772	$(253,240)	$-12,155	$(1,159)	$626,354

The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE QUARTERS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

			Additional		Accumulated Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Interest	Equity

Balance as of December 31, 2019	2,136,428	2,136	868,438	(623,311)	10,625	(4,669)	$253,219

Imputed interest expense	-	-	4,606	-	-	-	4,606
Share issuance for private placement	420,000	420	419,580	-	-	-	420,000
Net loss	-	-	-	(17,903)	-	385	(17,518)
Accumulated other comprehensive income	-	-	-	-	23,623	347	23,970

Balance as of September 30, 2020	2,556,428	$2,556	$1,292,624	$(641,214)	$34,248	$(3,937)	$684,277

			Additional		Accumulated Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Interest	Equity

Balance as of December 31, 2018	1,371,428	$1,371	$123,020	$(127,616)	$3,795	$(435)	$135

Imputed interest expense	-	-	3,517	-	-	-	3,517
Share issuance for private placement	765,000	765	764,235	-	-	-	765,000
Net loss	-	-	-	(125,624)	-	(602)	(126,226)
Accumulated other comprehensive income	-	-	-	-	(15,950)	(122)	(16,072)

Balance as of September 30, 2019	2,136,428	$2,136	$890,772	$(253,240)	$(12,155)	$(1,159)	$626,354

The accompanying notes are an integral part of these unaudited financial statements.

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months ended September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,518)	$(126,226)
Non-cash adjustment to reconcile net loss to net cash:
Depreciation and amortization	2,933	1,753
Imputed interest expense	4,606	3,661
Changes in Operating Assets and Liabilities:
Account receivable	(8,914)	-
Prepaid expense	(18,189)	(18,724)
Other receivable	4,098	(195)
Inventory	48,022	(46,102)
Prepaid expense-long term	-	(707,874)
Right-of-use Asset	(51,027)	-
Accrued liabilities	(7,718)	(557)
Advance from customer	28,601	-
Payroll payable	(3,393)	-
Tax payable	1,596	-
Lease Liability	51,027	-
Other payable	2,031	58,030

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	36,155	(836,234)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(222)	-

NET CASH USED IN INVESTING ACTIVITIES	(222)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a related party	-	9,406
Proceeds from issuance of shares	337,000	765,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	337,000	774,406

NET INCREASE IN CASH AND CASH EQUIVALENTS	372,933	(61,828)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	16,703	12,007

CASH AND CASH EQUIVALENTS:

Cash Balance, Beginning of Period	121,198	130,747

Cash Balance, End of Period	$510,834	$80,926

SUPPLEMENTAL DISCLOSURES:
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results for the period ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

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

RECLASSIFICATION

A reclassification has been made to the Consolidated Statements of Cash Flows for nine months ended September 30, 2019, to reclassify due to related parties of $9,406 from cash flows from operating activities to cash flows from financing activities. This change in classification is reflected to conform to the current period presentation. This reclassification had no impact on net earnings and financial position.

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

As of September 30, 2020 and December 31, 2019, $501,102 and $110,151 of the Company’s cash were on deposit at financial institutions in the PRC where there currently is a rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure. The Company’s bank account in the PRC is protected by deposit insurance up to RMB500,000.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and other receivable. Cash in bank amounted to $510,834 and $121,198 as of September 30, 2020 and December 31, 2019, respectively. Other receivable amounted to $19,011 and $22,657 as of September 30, 2020 and December 31, 2019, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 – INVENTORY

As of September 30, 2020 and December 31, 2019, the Company had inventory of finished goods $41,828 and $89,029, respectively.

NOTE 3 – INTANGIBLE ASSETS

As of September 30, 2020 and December 31, 2019, the Company had intangible assets of $282,780 and $277,004, respectively. Intangible assets consisted of the following:

	Software	Trademark	Total
Cost	$262,166	$22,092	$284,258
Accumulated Amortization		1,478	1,478
Net	$262,166	$20,614	$282,780

For the three months ended September 30, 2020, amortization expenses amounted to $491. For the nine months ended September 30, 2020, amortization expenses amounted to $1,213.

The Company reviews the carrying value of intangible assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment of intangible assets was deemed necessary for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 4 - RELATED PARTIES

Due from a related party amounted to $3,820 and $3,727 as of September 30, 2020 and December 31, 2019, respectively. The amount due from a related party, chairman of MYM, Yang Yang. The full amount of the advance is expected to be repaid before December 31, 2020.

Due to related parties amounted to $102,361 and $99,867 as of September 30, 2020 and December 31, 2019, respectively. The amount due to two related parties, director of the Company, Faxian Qian, and director of MYM, Zhaojin Xu, are loans made by related parties, which are unsecured, non-interest bearing, and due on demand. The Company accrued imputed interest with 6% per annum. Imputed interest amounted $4,606 and $3,517 for the nine months ended September 30, 2020 and 2019 and was recorded as paid in capital.

Our directors have not been compensated for the services.

NOTE 5 – OTHER PAYABLE

Other payable amounted to $132,776 and $130,745 as of September 30, 2020 and December 31, 2019, respectively. Other payable are payments for general and administrative expenses made by an unrelated party on behalf of the Company. The balance of other payable is unsecured, non-interest bearing, and due on demand. Other payable is primarily payments for incorporation fees, audit fees, and professional fees.

NOTE 6 – SHARES TO BE ISSUED

Shares to be issued amounted to $0 and $83,000 as of September 30, 2020 and December 31, 2019, respectively.

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

In January 2020, the Company sold 4,000 shares of common stock at $1.0 per share for total of $4,000 to 2 unrelated parties. These shares were issued in July 2020.

In June 2020, the Company sold 104,000 shares of common stock at $1.0 per share for total of $104,000 to 50 unrelated parties. These shares were issued in July 2020.

NOTE 7 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. There is no preferred stock issued and outstanding as of September 30, 2020 and December 31, 2019. There are 2,556,428 and 2,136,428 shares of common stock issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.

In January 2020, the Company issued 63,000 shares and 17,000 shares of common stock that were sold in October 2019 and November 2019, respectively.

In July 2020, the Company issued 4,000 shares and 104,000 shares of common stock that were sold in January 2020 and June 2020, respectively.

In July 2020, the Company sold 62,000 shares of common stock at $1.0 per share for total of $62,000 to 25 unrelated parties. These shares were issued in September 2020.

In August 2020, the Company sold 91,000 shares of common stock at $1.0 per share for total of $91,000 to 42 unrelated parties. These shares were issued in September 2020.

In September 2020, the Company sold 79,000 shares of common stock at $1.0 per share for total of $79,000 to 75 unrelated parties. These shares were issued in September 2020.

NOTE 8 – LEASE

MYM has entered into a operating leases agreement with Nanjing Dongfang Shihua Real Estate Co., Ltd. The lease term of the office space is from November 1, 2019 to October 31, 2022. The current monthly rent including monthly management fee is approximately $5,839 (RMB 39,647). The operating lease is listed as separate line item on the Company’s condensed consolidated financial statements and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as a separate line item on the Company’s condensed consolidated financial statements.

Operating lease right-of-use assets and liabilities commencing after November 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. For the nine months ended September 30, 2020, the Company recognized approximately $51,027 in total lease costs.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s operating ROU assets and related lease liabilities are as follows:

Nine Months Ended September 30, 2020
Cash paid for operating lease liabilities	$51,027
Weighted-average remaining lease term	2.08
Weighted-average discount rate	4.75%
Minimum future lease payments	$139,258

The following table presents the amortization of the Company’s lease liabilities under ASC 842 for each of the following years ending September 30:

2020	$16,460
2021	65,656
2022	57,142
2023	-
2024 and thereafter	-
Total	$139,258

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2020 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

For the period ended September 30, 2020, the financial statements have been prepared by management in accordance with the standards of the Public Company Accounting Oversight Board (United States).

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

In July 2020, the Company issued an additional 108,000 shares in a private offering in China for net proceeds of $108,000 ($1.00 per share) to 52 unrelated parties.

During the remainder of fiscal year 2020, the Company may require additional funding for ongoing operations. There is no guarantee that we will be able to raise any additional capital and have no current arrangements for any such financing.

Results of Operations

Three Months Ended September 30, 2020 Compared to September 30, 2019

The following table summarizes the results of our operations during the three months ended September 30, 2020 and 2019, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three-month period to the prior three-month period:

Line Item	9/30/2020	9/30/2019	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$80,838	$26,577	$54,261	204.2%
Operating expenses	79,813	34,948	44,865	128.4%
Net loss	(53,572)	(17,173)	36,399	212.0%
Loss per share of common stock	(0.02)	(0.01)	(0.01)	100.0%

We recorded a net loss of $53,572 for the three months ended September 30, 2020 as compared with a net loss of $17,173 for the three months ended September 30, 2019 due primarily to an increase in sales (and commensurate cost of sales) and an increase in general and administrative expense.

Nine Months Ended September 30, 2020 Compared to September 30, 2019

The following table summarizes the results of our operations during the nine months ended September 30, 2020 and 2019, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current nine-month period to the prior nine-month period:

Line Item	9/30/2020	9/30/2019	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$309,694	$40,418	$269,276	666.2%
Operating expenses	179,216	151,626	27,590	18.2%
Net loss	(17,518)	(126,226)	(108,708)	(86.1)%
Loss per share of common stock	(0.01)	(0.07)	0.06	85.7%

We recorded a net loss of $17,518 for the nine months ended September 30, 2020 as compared with a net loss of $126,226 for the nine months ended September 30, 2019 due primarily to an increase in revenues without a commensurate increase in general and administrative expense.

Liquidity and Capital Resources

As of September 30, 2020, we had total assets of $1,118,819, working capital of $255,152 and an accumulated stockholders’ equity of $688,214. Our operating activities used $36,155 in cash for the nine-month period ending September 30, 2020. Our revenues were $309,694 in the nine-month period ending September 30, 2020 compared to $40,418 in the comparable period of 2019.

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

At September 30, 2020, the Company had loans outstanding from two related parties in the aggregate amount of $102,361, which represents amounts loaned to the Company to pay the Company’s expenses of operation. All such advances are non-interest bearing and payable on demand. The Company accrued imputed interest with 6% interest rate per annum. Imputed interest amounted $4,606 during the nine months ended September 30, 2020.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2020, the Company issued an additional 108,000 shares in a private offering in China for net proceeds of $108,000 ($1.00 per share) to 52 unrelated parties.

In September 2020, the Company issued an additional 232,000 shares in a private offering in China for net proceeds of $232,000 ($1.00 per share) to 142 unrelated parties.

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

Dated: December 3, 2020

