Form 10-K
period 2020-12-31
JS BEAUTY LAND NETWORK TECHNOLOGY INC
filed 2021-06-28
CIK 1745931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2020

Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number: 000-55963

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

[  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2020)—No sale or bid data was available as of that date.

State the number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on the latest practicable date (April 9, 2021): 2,556,428.

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

Company Funding

To date, a significant portion of the Company’s funding has been provided on a loan basis. At December 31, 2020, the aggregate amount of such loans was $238,203, of which $106,452 was payable to related parties. These loans are non-interest bearing and payable on demand. To date, these advances are not the subject of any written agreements, however, if not repaid in the short term, the Company may enter into formal loan agreements with respect to these obligations in the future. The Company expects that these advances will be repaid from equity raised in China. In addition, the Company has accrued liabilities to certain vendors who have provided services to the Company aggregating $36,168. This funding has been utilized to fund the formation of the Company and legal and accounting services incurred in connection with the Company becoming a US reporting company.

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

During fiscal year 2020, the Company sold an additional 420,000 shares of common stock in a private placement with gross proceeds of 420,000 ($1.00 per share).

During fiscal year 2021, the Company may require additional funding for ongoing operations. There is no guarantee that we will be able to raise any additional capital and have no current arrangements for any such financing.

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

As of December 31, 2020, the Company had six (6) full time employees.

ITEM 1A.	RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item. Notwithstanding, in addition to risk factors highlighted in previous reports, the Company adds the following additional risk factor:

We could be further affected by the Coronavirus (COVID-19) pandemic

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

As of December 31, 2020, the Company leased an office in Nanjing, Jiangsu Province, China. The rent and its related commitment for year 2020 amounted to approximately $70,000.

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2020, the Company was not a party to any pending or threatened legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

Due to Related Party

At December 31, 2020 and 2019, the Company had outstanding advances from two related parties in the aggregate amount of $106,452 and $99,867, which represents amounts loaned to the Company to pay the Company’s expenses of operation. All such advances are non-interest bearing and due on demand. The Company accrued imputed interest with 6% interest rate per annum. Imputed interest amounted to $6,387 and $4,844 for the years ended December 31, 2020 and 2019, respectively.

Status of Outstanding Common Stock

As of December 31, 2020, we had a total of 2,556,428 shares of our common stock outstanding. 1,000,000 of these shares are currently held by Faxian Qian, who is an “affiliate” of the Company. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Holders

We have issued an aggregate of 2,556,428 shares of our common stock to approximately fifty (50) record holders.

Dividends

We have not paid any dividends to date and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.	SELECTED FINANCIAL DATA

For the years ended December 31, 2020 and December 31, 2019

	12/31/20	12/31/19
Revenues	$461,154	$115,323
Net Income (Loss)	$(346,575)	$(500,037)
Net Income (Loss) Per Share, Basic and Diluted	$(0.15)	$(0.27)
Weighted Average No. Shares, Basic and Diluted	2,323,991	1,824,140
Stockholders’ Equity	$379,367	$253,219
Total Assets	$890,490	$606,407
Total Liabilities	$511,123	$353,188

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

During fiscal year 2020, the Company sold an additional 420,000 shares of common stock in a private placement with gross proceeds of 420,000 ($1.00 per share).

During fiscal year 2021, the Company may require additional funding for ongoing operations. There is no guarantee that we will be able to raise any additional capital and have no current arrangements for any such financing.

Results of Operations

For the years ended December 31, 2020 and December 31, 2019

The following table summarizes the results of our operations during the fiscal years ended December 31, 2020 and 2019.

Line Item	12/31/20	12/31/19

Revenues	$461,154	$115,323
Operating expenses	613,331	547,551
Other income (expense)	(5,219)	(4,470)
Net income (loss)	(346,575)	(500,037)
Loss per share of common stock	(0.15)	(0.27)

We recorded net loss of $346,575 for the fiscal year ended December 31, 2020 as compared with a net loss of $500,037 for the fiscal year ended December 31, 2019 due primarily to an increase in sales volume.

Operating expenses totaled $613,331 for the fiscal year ended December 31, 2020, compared to $547,551 for the fiscal year ended December 31, 2019, an increase of $65,780, or approximately 12.01%. The main reason for the increase in operating expenses is that we recorded an impairment of intangible assets of $262,549 in 2020.

Liquidity and Capital Resources

As of December 31, 2020, we had total assets of $890,490, working capital of $304,288 and an accumulated stockholders’ deficit of $967,401. Our operating activities provided $123,848 in cash for the year ended December 31, 2020 compared to net cash used in operations of $587,432 for the year ended December 31, 2019. Our revenues were $461,154 for the year ended December 31, 2020 compared to $115,323 for the year ended December 31, 2019.

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

At December 31, 2020 and 2019, the Company had loans outstanding from two related parties in the aggregate amount of $106,452 and $99,867, respectively, which represents amounts loaned to the Company to pay the Company’s expenses of operation. All such advances are non-interest bearing and payable on demand. The Company accrued imputed interest with 6% interest rate per annum. Imputed interest amounted $6,387 and $4,844 for the years ended December 31, 2020 and 2019, respectively.

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

Set forth below are the audited financial statements for the Company for the fiscal years ended December 31, 2020 and 2019 and the reports thereon of BF Borgers, CPA PC and ZH CPA, LLC, respectively.

12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

JS Beauty Land Network Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of JS Beauty Land Network Technology, Inc. (the “Company”) as of December 31, 2020 and the related statements of operations and comprehensive income, changes in equity, and cash flows for the period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ B F Borgers CPA PC

We have served as the Company’s auditor since 2020

Lakewood, Colorado

June 24, 2021

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
June 19, 2020

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	December 31, 2020	December 31, 2019

ASSETS

Current Assets
Cash and cash equivalents	$721,529	$121,198
Prepaid expense	10,666	84,152
Inventory	-	89,029
Other receivable	19,782	22,657
Due from related party	3,975	3,727
Total Current Assets	755,952	320,763

Right-of-use asset	127,778	-
Intangible Assets, Net	-	277,004
Property And Equipment, Net	6,760	8,640

Total Assets	$890,490	$606,407

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities	$36,690	$36,168
Due to related party	106,452	99,867
Payroll payable	-	3,408
Tax payable	10,453	-
Other payable	131,750	130,745
Lease liability-current	68,319	-
Shares to be issued	98,000	83,000
Total Current Liabilities	451,664	353,188

Lease liability	59,459	-

Total Liabilities	$511,123	353,188

Stockholders’ Equity

Common stock, $0.001 par value, 100,000,000 shares authorized; 2,556,428 and 2,136,428 shares issued and outstanding at December 31, 2020 and 2019	2,556	2,136
Additional paid in capital	1,294,405	868,438
Accumulated deficit	(967,401)	(623,311)
Accumulated other comprehensive income	56,390	10,625

Total JS Beauty Land Network Technology Inc.’ Equity	$385,950	257,888

Non-controlling interest	(6,583)	(4,669)

Total Stockholders’ Equity	379,367	253,219

Total Liabilities and Stockholders’ Equity	$890,490	$606,407

The accompanying notes are an integral part of these financial statements.

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Years ended December 31,
	2020	2019

Revenue	$461,154	$115,323
Cost of goods sold	189,179	63,339
Gross Profit	271,975	51,984

Operating expenses
Selling expense	-	112
General and administrative	350,782	547,439
Impairment of intangible assets	262,549	-
Operating expenses	613,331	547,551

Operating income (loss)	(341,356)	(495,567)

Other income (expense)
Interest income	822	411
Interest expense	(6,041)	(4,881)
Other income (expense), net	(5,219)	(4,470)

Net income (loss)	$(346,575)	$(500,037)

Less: net income (loss) attributable to non-controlling interest	(2,485)	(4,342)
Net income (loss) attributable to JS Beauty Land Network Technology Inc.	(344,090)	(495,695)

Other comprehensive income (loss)
Foreign currency translation (loss) gain	46,336	6,938

Less: foreign currency translation gain attributable to non-controlling interest	571	108
Total Comprehensive Loss Attributable to JS Beauty Land Network Technology Inc.	$(298,325)	$(488,865)

Loss per share - basic and diluted	$(0.15)	$(0.27)

Weighted average shares- basic and diluted	2,323,991	1,824,140

The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

			Additional		Accumulated Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Interest	Equity

Balance as of December 31, 2019	2,136,428	2,136	868,438	(623,311)	10,625	(4,669)	$253,219

Imputed interest expense	-	-	6,387	-	-	-	6,387
Share issuance for cash	420,000	420	419,580	-	-	-	420,000
Net loss	-	-	-	(344,090)	-	(2,485)	(346,575)
Accumulated other comprehensive income	-	-	-	-	45,765	571	46,336

Balance as of December 31, 2020	2,556,428	$2,556	$1,294,405	$(967,401)	$56,390	$(6,583)	$379,367

			Additional		Accumulated Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Interest	Equity

Balance as of December 31, 2018	1,371,428	$1,371	$123,020	$(127,616)	$3,795	$(435)	$135

Imputed interest expense	-	-	4,844	-	-	-	4,844
Share issuance for cash	765,000	765	740,574	-	-	-	741,339
Shares to be issued	-		-	-	-	-	-
Net loss	-	-	-	(495,695)	-	(4,342)	(500,037)
Accumulated other comprehensive income	-	-	-	-	6,830	108	6,938

Balance as of December 31, 2019	2,136,428	$2,136	$868,438	$(623,311)	$10,625	$(4,669)	$253,219

The accompanying notes are an integral part of these financial statements.

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years ended December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(346,575)	$(500,037)
Non-cash adjustment to reconcile net loss to net cash:
Depreciation and amortization	19,089	2,547
Imputed interest expense	6,387	4,881
Impairment cost	-	22,582
Impairment of intangible assets	262,549	-
Changes in Operating Assets and Liabilities:
Prepaid expense	74,774	(78,132)
Other receivable	4,151	(22,833)
Inventory	89,771	(106,071)
Accrued liabilities	477	21,665
Payroll payable	(3,436)	3,435
Tax payable	9,879	-
Other payable	6,782	64,531

NET CASH PROVIDED BY(USED IN) OPERATING ACTIVITIES	123,848	(587,432)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(225)	(279,382)

NET CASH USED IN INVESTING ACTIVITIES	(225)	(279,382)

CASH FLOWS FROM FINANCING ACTIVITIES
Due from a related party	-	(3,756)
Due to a related party	-	27,073
Proceeds from shares to be issued	15,000	83,000
Proceeds from issuance of shares	420,000	741,339

NET CASH PROVIDED BY FINANCING ACTIVITIES	435,000	847,656

NET INCREASE IN CASH AND CASH EQUIVALENTS	558,623	(19,158)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	41,708	9,609

CASH AND CASH EQUIVALENTS:

	121,198	130,747

Cash Balance, End of Year	$721,529	$121,198

SUPPLEMENTAL DISCLOSURES:
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

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

INTANGIBLE ASSETS

Intangible assets consist primarily of trademarks and APP software. Intangible assets are amortized using the straight-line method with the following estimated useful lives:

Items	Useful life
APP software	10 years
Trademarks	10 years

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the carrying value of intangible assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, the Company recorded an impairment expense of $262,549 and $0 for the years ended December 31, 2020 and 2019, respectively.

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

As of December 31, 2020 and 2019, $617,810 and $110,151 of the Company’s cash were on deposit at financial institutions in the PRC where there currently is a rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure. The Company’s bank account in the PRC is protected by deposit insurance up to RMB500,000.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and other receivable. Cash in bank amounted to $721,529 and $121,198 as of December 31, 2020 and 2019, respectively. Other receivable amounted to $19,782 and $22,657 as of December 31, 2020 and 2019, respectively.

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

The Company has assessed the impact of the guidance by performing the following five steps analysis:

Step 1: Identify the contract

Step 2: Identify the performance obligations

Step 3: Determine the transaction price

Step 4: Allocate the transaction price

Step 5: Recognize revenue

The Company recognizes revenue from the sale of jewelry, food, daily necessities and household appliances through its retail shops for the years ended December 31, 2020 and 2019. Customer makes full payment and picks up their purchases at time of purchase. The Company does not offer customers right of return.

Sales represent the invoiced value of goods, net of surcharges and value added tax (“VAT”), if any, and are recognized upon delivery of goods and passage of title.

The Company had net revenue of $461,154 and $115,323 for the year ended December 31, 2020 and 2019, respectively.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2020 and 2019, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

INCOME(LOSS) PER COMMON SHARE

Basic income(loss) per common share excludes dilution and is computed by dividing net income(loss) by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2020, there are no outstanding dilutive securities. For years ended December 31, 2020 and 2019, the Company had net income(loss) per common share, basic and diluted of $(0.15) and $(0.27), respectively.

FOREIGN CURRENCY TRANSLATION

The Company’s principal country of operations is the PRC. The financial position and results of its operations are determined using RMB, the local currency, as the functional currency. Our financial statements are reported using U.S. Dollars. The results of operations and the statement of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income included in statement of changes in equity. Gains and losses from foreign currency transactions are included in the consolidated statement of income and comprehensive income.

The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of US$ reporting. The following table outlines the currency exchange rates that were used in creating the consolidated financial statements in this report:

	December 31, 2020	December 31, 2019

Period-end spot rate	US $1=RMB 6.5250	US $1=RMB 6.9618

Average rate	US $1=RMB 6.9042	US $1=RMB 6.9081

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

LEASE

Effective January 1, 2020, the Company adopted the new lease accounting standard using a modified retrospective transition method which allowed the Company not to recast comparative periods presented in its consolidated financial statements. In addition, the Company elected the package of practical expedients, which allowed the Company to not reassess whether any existing contracts contain a lease, to not reassess historical lease classification as operating or finance leases, and to not reassess initial direct costs. The Company has not elected the practical expedient to use hindsight to determine the lease term for its leases at transition. The Company combines the lease and non-lease components in determining the ROU assets and related lease obligation. Adoption of this standard resulted in the recording of operating lease ROU assets and corresponding operating lease liabilities as disclosed below and had no impact on accumulated deficit as of December 31, 2020. ROU assets and related lease obligations are recognized at commencement date based on the present value of remaining lease payments over the lease term.

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

NOTE 2 - GOING CONCERN

The Company has generated revenue since inception to date and has sustained operating loss of $346,575 during the year ended December 31, 2020. The Company had a working capital of $304,288 and a negative accumulated deficit of $967,401 as of December 31, 2020 and a working capital deficit of $32,425 and a negative accumulated deficit of $623,311 as of December 31, 2019. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

NOTE 3 – INVENTORY

As of December 31, 2020 and 2019, the Company had inventory of finished goods $0 and $89,029, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

As of December 31, 2020 and 2019, the Company had gross property and equipment of $12,291 and $11,520 and accumulated depreciation of $5,531 and $2,880, respectively. Property and equipment consisted of the office equipment. For the years ended December 31, 2020 and 2019, depreciation expenses amounted to $2,323 and $2,304, respectively.

NOTE 5 – INTANGIBLE ASSETS

As of December 31, 2020 and 2019, the Company had intangible assets of $0 and $277,004, respectively.

Intangible assets consisted of the following:

As of December 31, 2019	Software	Trademark	Total
Cost	$255,681	$21,546	$277,227
Accumulated Amortization		223	223
Net	$255,681	$21,323	$277,004

For the years ended December 31, 2020 and 2019, amortization expenses amounted to $16,766 and $223, respectively.

The Company recorded an impairment expense of $262,549 and $0 for the years ended December 31, 2020 and 2019, respectively.

NOTE 6 - RELATED PARTIES

Due from a related party amounted to $3,975 and $3,727 as of December 31, 2020 and 2019, respectively. The amount due from a related party, chairman of MYM, Yang Yang.

Due to related parties amounted to $106,452 and $99,867 as of December 31, 2020 and 2019, respectively. The amount due to two related parties, director of the Company, Faxian Qian, and director of MYM, Zhaojin Xu, are loans made by related parties, which are unsecured, non-interest bearing, and due on demand. The Company accrued imputed interest with 6% per annum. Imputed interest amounted $6,387 and $4,844 for the years ended December 31, 2020 and 2019, and was recorded as paid in capital.

Our directors have not been compensated for the services.

NOTE 7 – OTHER PAYABLE

Other payable amounted to $131,750 and $130,745 as of December 31, 2020 and 2019, respectively. Other payable are payments for general and administrative expenses made by an unrelated party on behalf of the Company. The balance of other payable is unsecured, non-interest bearing, and due on demand. Other payable is primarily payments for incorporation fees, audit fees, and professional fees.

NOTE 8 – SHARES TO BE ISSUED

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

In October 2020, the Company sold 39,000 shares of common stock at $1.0 per share for total of $39,000 to 24 unrelated parties. These shares have not been issued as of December 31, 2020.

In November 2020, the Company sold 50,000 shares of common stock at $1.0 per share for total of $50,000 to 50 unrelated parties. These shares have not been issued as of December 31, 2020.

In December 2020, the Company sold 9,000 shares of common stock at $1.0 per share for total of $9,000 to 9 unrelated parties. These shares have not been issued as of December 31, 2020.

NOTE 9 – INCOME TAX

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

Income(Loss) before income taxes consists of:

	For the Year ended December 31, 2020	For the Year ended December 31, 2019
Non-PRC	$(98,049)	$(65,873)
PRC	(248,526)	(434,164)
	$(346,575)	$(500,037)

The components of deferred taxes are as follows at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Fixed assets	$-	$-
Net operating losses	203,154	130,895
Valuation allowance	(203,154)	(130,895)
Deferred tax assets, non-current portion, net	$-	$-

As of December 31, 2020, MYM had a net operating loss of $722,720 that can be carried forward to offset future net profit for income tax purposes under the PR China tax law. The net operating loss carry forwards as of December 31, 2020 will expire in years 2021 to 2025 if not utilized.

JS Beauty Land Network Technology Inc. is subject to United States of America tax law. As of December 31, 2020, the operations in the United States of America incurred approximately $244,681 of cumulative net operating losses that may be available to reduce future years’ taxable income indefinitely. The Company has provided full valuation allowance for the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax in the PRC is as follows:

	December 31, 2020	December 31, 2019
Tax expense at statutory rate - US	21%	21%
Foreign income not recognized in the U.S.	(21)%	(21)%
PRC enterprise income tax rate	25%	25%
Loss not subject to income tax	(25)%	(25)%
Effective income tax rates	-%	-%

NOTE 10 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. There is no preferred stock issued and outstanding as of December 31, 2020 and 2019. There are 2,556,428 and 2,136,428 shares of common stock issued and outstanding as of December 31, 2020 and 2019, respectively.

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

NOTE 11 – LEASE

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

Operating lease right-of-use assets and liabilities commencing after November 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. For the year ended December 31, 2020, the Company recognized approximately $68,909 in total lease costs.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s operating ROU assets and related lease liabilities are as follows:

Year Ended December 31, 2020
Cash paid for operating lease liabilities	$68,909
Weighted-average remaining lease term	1.83
Weighted-average discount rate	4.75%
Minimum future lease payments	$127,778

The following table presents the amortization of the Company’s lease liabilities under ASC 842 for each of the following years ending December 31:

2021	$68,319
2022	59,459
2023	-
2024	-
2025 and thereafter	-
Total	$127,778

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2020 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

As of December 31, 2020 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2020.

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

Changes in Internal Control over Financial Reporting. During the last quarter of the Company’s fiscal year ended December 31, 2020, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Positions Held
Faxian Qian	55	CEO, CFO President, Treasurer, Secretary and a Director since 2018

Faxian Qian , President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer

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

Mr. Qian devotes approximately 25% of his business time to the affairs of the Company. The time Mr. Qian spends on the business affairs of the Company varies from week to week and is based upon the needs and requirements of the Company.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee. Our entire board of directors, which currently consists of Mr. Qian, handles the functions that would otherwise be handled by an audit committee. We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert. As our business expands and as we appoint others to our board of directors we expect that we will seek a qualified independent expert to become a member of our board of directors. Before retaining any such expert our board would make a determination as to whether such person is independent.

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

Code of Ethics

Our board of directors has adopted a code of ethics that our officers, directors and any person who may perform similar functions are subject to. Currently Mr. Qian is our only officer and our sole director, therefore, he is the only person subject to the Code of Ethics. If we retain additional officers in the future to act as our principal financial officer, principal accounting officer, controller or persons serving similar functions, they would become subject to the Code of Ethics. The Code of Ethics does not indicate the consequences of a breach of the code. If there is a breach, the board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code. Currently, since Mr. Qian serves as the sole director and sole officer, he is responsible for reviewing his own conduct under the Code of Ethics and determining what action to take in the event of his own breach of the Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION.

No past officer or director of the Company has received any compensation and none is due or payable. Our sole current officer and director, Faxian Qian, does not receive any compensation for the services she renders to the Company, has not received compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. We currently have no formal written salary arrangement with our sole officer. Mr. Qian may receive a salary or other compensation for services that he provides to the Company in the future. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of April 9, 2021 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name	Number of Shares Beneficially Owned (1)	Percent of Outstanding Shares (1)
Faxian Qian	1,000,000	39.1%
No. 99, Taihu Road, Yancheng, Jiangsu Province, China

Officers and directors as a group (one person)	1,000,000	39.1%

(1)	For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of April 9, 2020. All percentages for common stock are calculated based upon a total of 2,556,428 shares outstanding as of April 9, 2021, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of April 9, 2021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

At December 31, 2020, the Company only balance due to Faxian Qian, amount of $106,452, which represents amounts loaned to the Company to pay the Company’s expenses of operation. These advances are payable on demand.

Director Independence

As of December 31, 2020, Faxian Qian was the sole director of the Company. Mr. Qian is not considered “independent” in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are not currently traded on NASDAQ and are therefore not required to comply with the NASDAQ Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our principal independent accountants, BF Borgers, CPA PC was $23,500 for professional services rendered for the audit and reviews of our financial statements for the year ended December 31, 2020 and our prior accountants, ZH CPC LLC, billed us $10,000 for professional services rendered for the audit and reviews of our financial statements for year ended December 31, 2019.

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

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors’ responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of Directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2020, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption “All Other Fees”, which are currently none, is compatible with maintaining the auditor’s independence.

The board approved all fees described above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of BF Borgers, CPA PC, Independent Registered Certified Public Accounting Firm for the fiscal year ended December 31, 2020

●	Report of ZH CPA, LLC, Independent Registered Certified Public Accounting Firm for the fiscal year ended December 31, 2019

●	JS Beauty Land Network Technology, Inc. and Subsidiaries Consolidated Balance Sheets as of December 31, 2020 and 2019

●	JS Beauty Land Network Technology, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2020 and 2019

●	JS Beauty Land Network Technology, Inc. and Subsidiaries Consolidated Stockholders’ Deficit for the period from December 31, 2018 to December 31, 2020

●	JS Beauty Land Network Technology, Inc. and Subsidiaries Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019

●	JS Beauty Land Network Technology, Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

JS Beauty Land Network Technology, Inc.
(Registrant)

By	/s/ Faxian Qian
Faxian Qian
President, Chief Executive Officer,
Chief Financial Officer and Principal Accounting Officer

Date	June 28, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ Faxian Qian
Faxian Qian
Sole Director, President,
Chief Executive Officer,
Chief Financial Officer and Principal Accounting Officer

Date	June 28, 2021

