Form 10-Q
period 2021-03-31
JS BEAUTY LAND NETWORK TECHNOLOGY INC
filed 2021-08-02
CIK 1745931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the transition period from to

Commission file number 000-55963

JS BEAUTY LAND NETWORK TECHNOLOGY INC.

(Exact name of registrant as specified in its charter)

Nevada	83-1365356
(State or other jurisdiction	I.R.S. Employer
of incorporation)	Identification Number

No. 99, Taihu Road, Yancheng, Jiangsu Province, China

(Address of principal executive offices)

778-888-2886

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which registered
Common Stock, par value $0.001	JSBL	n/a

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 2, 2021
Common Stock, par value $0.001	2,676,428

Documents incorporated by reference: None

CONDENSED FINANCIAL STATEMENTS

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$645,222	$721,529
Prepaid expense	-	10,666
Other receivable	20,817	19,782
Due from related party	3,959	3,975
Total Current Assets	669,998	755,952

Right-of-use asset	134,751	127,778
Property And Equipment, Net	6,120	6,760

Total Assets	$810,869	$890,489

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued liabilities	$34,285	$36,690
Due to related party	106,022	106,452
Tax payable	-	10,453
Other payable	131,836	131,750
Lease liability-current	68,850	68,319
Shares to be issued	22,000	98,000
Total Current Liabilities	362,993	451,664

Lease liability	41,696	59,459

Total Liabilities	$404,689	511,123

Stockholders’ Equity

Common stock, $0.001 par value, 100,000,000 shares authorized; 2,654,428 and 2,556,428 shares issued and outstanding at March 31, 2021 and December 31, 2020	2,654	2,556
Additional paid in capital	1,393,897	1,294,405
Accumulated deficit	(1,039,498)	(967,401)
Accumulated other comprehensive income	55,694	56,390

Total JS Beauty Land Network Technology Inc.’ Equity	$412,747	385,950

Non-controlling interest	(6,567)	(6,583)

Total Stockholders’ Equity	406,180	379,367

Total Liabilities and Stockholders’ Equity	$810,869	$890,490

The accompanying notes are an integral part of these unaudited financial statements.

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months ended March 31,
	2021	2020

Revenue	$-	$50,877
Cost of goods sold	-	22,172
Gross Profit	-	28,705

Operating expenses
Selling expense	-	-
General and administrative	71,488	45,036
Operating expenses	71,488	45,036

Operating income (loss)	(71,488)	(16,331)

Other income (expense)
Interest income	444	71
Interest expense	(1,607)	(1,494)
Other income (expense), net	(1,163)	(1,423)

Net income (loss)	$(72,651)	$(17,754)

Less: net income (loss) attributable to non-controlling interest	(554)	2
Net income (loss) attributable to JS Beauty Land Network Technology Inc.	(72,097)	(17,756)

Other comprehensive income (loss)
Foreign currency translation (loss) gain	(126)	(8,371)

Less: foreign currency translation gain attributable to non-controlling interest	570	24
Total Comprehensive Loss Attributable to JS Beauty Land Network Technology Inc.	$(72,793)	$(26,151)

Loss per share - basic and diluted	$(0.03)	$(0.01)

Weighted average shares- basic and diluted	2,611,806	2,192,692

The accompanying notes are an integral part of these unaudited financial statements.

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Interest	Equity

Balance as of December 31, 2020	2,556,428	2,556	1,294,405	(967,401)	56,390	(6,583)	379,367

Imputed interest expense	-	-	1,590	-	-	-	1,590
Share issuance for subscription received in prior period	98,000	98	97,902	-	-	-	98,000
Net loss	-	-	-	(72,097)	-	(554)	(72,651)
Accumulated other comprehensive income	-	-	-	-	(696)	570	(126)

Balance as of March 31, 2021	2,654,428	$2,654	$1,393,897	$(1,039,498)	$55,694	$(6,567)	$406,180

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Interest	Equity

Balance as of December 31, 2019	2,136,428	2,136	868,438	(623,311)	10,625	(4,669)	$253,219

Imputed interest expense	-	-	1,473	-	-	-	1,473
Share issuance for subscription received in prior period	80,000	80	79,920	-	-	-	80,000
Net loss	-	-	-	(17,756)	-	2	(17,754)
Accumulated other comprehensive income	-	-	-	-	(8,395)	24	(8,371)

Balance as of March 31, 2020	2,216,428	$2,216	$949,831	$(641,067)	$2,230	$(4,643)	$308,567

The accompanying notes are an integral part of these unaudited financial statements.

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(72,651)	$(17,754)
Non-cash adjustment to reconcile net loss to net cash:
Depreciation and amortization	619	821
Imputed interest expense	1,590	1,473
Changes in Operating Assets and Liabilities:
Prepaid expense	10,738	(18,021)
Other receivable	(1,128)	4,107
Inventory	-	22,114
Right-of-use asset	(24,467)	-
Accrued liabilities	(2,405)	(17,050)
Payroll payable	-	(3,400)
Tax payable	(10,523)	540
Other payable	86	8,018

NET CASH PROVIDED BY(USED IN) OPERATING ACTIVITIES	(98,141)	(19,152)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	-	(223)

NET CASH USED IN INVESTING ACTIVITIES	-	(223)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares to be issued	22,000	4,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	22,000	4,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	(76,141)	(15,375)

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(166)	(1,806)

CASH AND CASH EQUIVALENTS:

Cash Balance, Beginning of Period	721,529	121,198

Cash Balance, End of Period	$645,222	$104,017

SUPPLEMENTAL DISCLOSURES:
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

JS BEAUTY LAND NETWORK TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The outbreak of COVID-19 coronavirus in China starting from the beginning of 2020 has resulted reduction of working hours for the Company. The Company followed the restrictive measures implemented in China, by suspending operation and having employees’ work remotely during February and March 2020. The Company gradually resumed operation and production starting in April 2020. The demand for our products decreased in February and March 2020. The recent developments of COVID-19 are expected to result in lower sales and gross margin in 2021. Due to the negative impact of COVID-19 on domestic and global economy, the extent to which COVID-19 will affect our results of operations and future financial results in the long term remains uncertain. Other financial impact could occur though such potential impact is unknown at this time.

Jewelry business is a traditional industry, inventory can be held huge capital, result is sales profit is low. Since 2021, JS has implemented the transformation plan. After building its own web-famous platform, JS has eliminate the inventory and used the new modern sales model to create a new sales platform base and realize a new model of sales.

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results for the period ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

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

NOTE 2 - RISKS AND UNCERTAINTIES

The outbreak of COVID-19 coronavirus in China starting from the beginning of 2020 has resulted reduction of working hours for the Company. The Company followed the restrictive measures implemented in China, by suspending operation and having employees’ work remotely during February and March 2020. The Company gradually resumed operation and production starting in April 2020. The demand for our products decreased in February and March 2020. The recent developments of COVID-19 are expected to result in lower sales and gross margin in 2021. Due to the negative impact of COVID-19 on domestic and global economy, the extent to which COVID-19 will affect our results of operations and future financial results in the long term remains uncertain. Other financial impact could occur though such potential impact is unknown at this time.

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

As of March 31, 2021 and December 31, 2020, $561,159 and $617,810 of the Company’s cash were on deposit at financial institutions in the PRC where there currently is a rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure. The Company’s bank account in the PRC is protected by deposit insurance up to RMB500,000.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and other receivable. Cash in bank amounted to $645,222 and $721,519 as of March 31, 2021 and December 31, 2020, respectively. Other receivable amounted to $20,817 and $19,782 as of March 31, 2021 and December 31, 2020, respectively.

NOTE 3 - GOING CONCERN

The Company has generated revenue since inception to date and has sustained operating loss of $72,651 during the three months ended March 31, 2021. The Company had a working capital of $307,005 and a negative accumulated deficit of $1,039,498 as of March 31, 2021. These factors raise substantial doubts about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

NOTE 4 – PROPERTY AND EQUIPMENT

As of March 31, 2021 and December 31, 2020, the Company had gross property and equipment of $12,241 and $12,291 and accumulated depreciation of $6,120 and $5,531, respectively. Property and equipment consisted of the office equipment. For the three months ended March 31, 2021 and 2020, depreciation expenses amounted to $619 and $575, respectively.

NOTE 5 - RELATED PARTIES

Due from a related party amounted to $3,959 and $3,975 as of March 31, 2021 and December 31, 2020, respectively. The amount due from a related party, chairman of MYM, Yang Yang.

Due to related parties amounted to $106,022 and $106,452 as of March 31, 2021 and December 31, 2020, respectively. The amount due to two related parties, director of the Company, Faxian Qiang, and director of MYM, Zhaojin Xu, are loans made by related parties, which are unsecured, non-interest bearing, and due on demand. The Company accrued imputed interest with 6% per annum. Imputed interest amounted $1,590 and $1,473 for the three months ended March 31, 2021 and 2020, and was recorded as paid in capital.

Our directors have not been compensated for the services.

NOTE 6 – OTHER PAYABLE

Other payable amounted to $131,836 and $131,750 as of March 31, 2021 and December 31, 2020, respectively. Other payable are payments for general and administrative expenses made by an unrelated party on behalf of the Company. The balance of other payable is unsecured, non-interest bearing, and due on demand. Other payable is primarily payments for incorporation fees, audit fees, and professional fees.

NOTE 7 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. There is no preferred stock issued and outstanding as of March 31, 2021 and December 31, 2020. There are 2,654,428 and 2,556,428 shares of common stock issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.

In October 2020, the Company sold 39,000 shares of common stock at $1.0 per share for total of $39,000 to 24 unrelated parties. These shares were issued in January 2021.

In November 2020, the Company sold 50,000 shares of common stock at $1.0 per share for total of $50,000 to 50 unrelated parties. These shares were issued in January and March 2021.

In December 2020, the Company sold 9,000 shares of common stock at $1.0 per share for total of $9,000 to 9 unrelated parties. These shares were issued in March 2021.

In January 2021, the Company sold 7,000 shares of common stock at $1.0 per share for total of $7,000 to 7 unrelated parties. These shares were issued in April 2021.

In February 2021, the Company sold 2,000 shares of common stock at $1.0 per share for total of $2,000 to 2 unrelated parties. These shares were issued in April 2021.

In March 2021, the Company sold 13,000 shares of common stock at $1.0 per share for total of $13,000 to 13 unrelated parties. These shares were issued in April 2021.

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

For the three months ended March 31, 2021, the Company recognized approximately $18,350 in total lease costs.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s operating ROU assets and related lease liabilities are as follows:

Three Months Ended March 31, 2021
Cash paid for operating lease liabilities	$18,350
Weighted-average remaining lease term	1.58
Weighted-average discount rate	4.75%
Minimum future lease payments	$110,546

The following table presents the amortization of the Company’s lease liabilities under ASC 842 for each of the following years ending March 31:

2022	$68,850
2023	41,696
2024	-
2025	-
2026 and thereafter	-
Total	$110,546

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2021 to the date these financial statements were issued.

In April 2021, the Company issued 7,000 shares, 2,000 shares and 13,000 shares of common stock that were sold in January 2021, February 2021 and March 2021, respectively.

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

For the period ended March 31, 2021, the financial statements have been prepared by management in accordance with the standards of the generally accepted accounting principles in the United States of America.

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

Jewelry is a traditional industry, inventory can be held huge capital, sales profit is low. Since 2021, JS has implemented the transformation plan. After building its own web-famous platform, JS has eliminate the inventory and used the new modern sales model to create a new sales platform base and realize a new model of sales.

Market Opportunity

In recent years, in the Chinese market, web-celebrity with goods sales model, no inventory, no stores, using web-celebrity effect, often create new sales records. JS company has built its own web-celebrity platform and has signed more than 150 web-celebrity stars to achieve sales performance. Business benefit web celebrity sales, in China has been accepted by the market, constantly innovative sales performance, has made this business model is widely

Marketing and Distribution

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

Results of Operations

Three Months Ended March 31, 2021 Compared to March 31, 2020

The following table summarizes the results of our operations during the three months ended March 31, 2021 and 2020, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three-month period to the prior three-month period:

Line Item	3/31/2021	3/31/2020	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$—	$50,877	$(50,877)	inf.
Operating expenses	71,488	45,036	26,452	58.7%
Net loss	(72,651)	(17,754)	54,897	309.2%
Loss per share of common stock	(0.03)	(0.01)	(0.02)	200.0%

We recorded a net loss of $72,651 for the three months ended March 31, 2021 as compared with a net loss of $17,754 for the three months ended March 31, 2020 due primarily to a reduction in sales and increase in general and administrative expense.

Liquidity and Capital Resources

As of March 31, 2021, we had total assets of $810,869, working capital of $307,005 and an accumulated stockholders’ deficit of $1,039,498. Our operating activities used $73,674 in cash for the three-month period ending March 31, 2021. Our revenues were $0.00 in the three-month period ending March 31, 2021 compared to $50,877 in the comparable period of 2020.

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

At March 31, 2021, the Company had loans outstanding from two related parties in the aggregate amount of $106,022, which represents amounts loaned to the Company to pay the Company’s expenses of operation. All such advances are non-interest bearing and payable on demand. The Company accrued imputed interest with 6% interest rate per annum. Imputed interest amounted $1,590 during the three months ended March 31, 2021.

Coronavirus Pandemic

The outbreak of COVID-19 coronavirus in China starting from the beginning of 2020 has resulted reduction of working hours for the Company. The Company followed the restrictive measures implemented in China, by suspending operation and having employees’ work remotely during February and March 2020. The Company gradually resumed operation and production starting in April 2020. The demand for our products decreased in February and March 2020. The recent developments of COVID-19 are expected to result in lower sales and gross margin in 2021. Due to the negative impact of COVID-19 on domestic and global economy, the extent to which COVID-19 will affect our results of operations and future financial results in the long term remains uncertain. Other financial impact could occur though such potential impact is unknown at this time.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the period between January 1, 2021 and March 31, 2021, the Company issued an additional 98,000 shares in a private offering in China for net proceeds of $98,000 ($1.00 per share) to several unrelated parties.

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

Dated: August 2, 2021

