Form 10-Q
period 2021-06-30
JS BEAUTY LAND NETWORK TECHNOLOGY INC
filed 2021-09-16
CIK 1745931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at September 1, 2021
Common Stock, par value $0.001	2,676,428

Documents incorporated by reference: None

CONDENSED FINANCIAL STATEMENTS

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30, 2021	December 31, 2020

ASSETS

Current Assets
Cash and cash equivalents	$943,636	$721,529
Prepaid expense	-	10,666
Other receivable	21,368	19,782
Due from related party	4,017	3,975
Total Current Assets	969,021	755,952

Right-of-use asset	101,160	127,778
Property And Equipment, Net	5,590	6,760

Total Assets	$1,075,771	$890,489

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities	$31,435	$36,690
Due to related party	107,563	106,452
Tax payable	-	10,453
Other payable	131,744	131,750
Lease liability-current	70,698	68,319
Shares to be issued	292,931	98,000
Total Current Liabilities	634,371	451,664

Lease liability	24,321	59,459

Total Liabilities	$658,692	511,123

Stockholders’ Equity

Common stock, $0.001 par value, 100,000,000 shares authorized; 2,676,428 and 2,556,428 shares issued and outstanding at June 30, 2021 and December 31, 2020	2,676	2,556
Additional paid in capital	1,417,512	1,294,405
Accumulated deficit	(1,084,267)	(967,401)
Accumulated other comprehensive income	87,614	56,390

Total JS Beauty Land Network Technology Inc.’ Equity	$423,535	385,950

Non-controlling interest	(6,456)	(6,583)

Total Stockholders’ Equity	417,079	379,367

Total Liabilities and Stockholders’ Equity	$1,075,771	$890,490

The accompanying notes are an integral part of these unaudited financial statements.

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2021	2020	2021	2020

Revenue	$16,090	$177,979	$16,090	$228,856
Cost of goods sold	12,732	68,398	12,732	90,570
Gross Profit	3,358	109,581	3,358	138,286

Operating expenses
Selling expense			-	-
General and administrative	47,188	54,367	118,676	99,403
Operating expenses	47,188	54,367	118,676	99,403

Operating income (loss)	(43,830)	55,214	(115,318)	38,883

Other income (expense)
Interest income	463	66	907	137
Interest expense	(1,613)	(1,472)	(3,220)	(2,966)
Other income (expense), net	(1,150)	(1,406)	(2,313)	(2,829)

Net income (loss)	$(44,980)	$53,808	$(117,631)	$36,054

Less: net income (loss) attributable to non-controlling interest	(211)	791	(765)	793
Net income (loss) attributable to JS Beauty Land Network Technology Inc.	(44,769)	53,017	(116,866)	35,261

Other comprehensive income (loss)
Foreign currency translation (loss) gain	32,242	2,689	32,116	(5,682)

Less: foreign currency translation gain attributable to non-controlling interest	322	27	892	51
Total Comprehensive Income (Loss) Attributable to JS Beauty Land Network Technology Inc.	$(12,849)	$55,679	$(85,642)	$29,528

Income(Loss) per share - basic and diluted	$(0.02)	$0.02	$(0.04)	$0.02

Weighted average shares- basic and diluted	2,670,384	2,216,428	2,641,257	2,204,560

The accompanying notes are an integral part of these unaudited financial statements.

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE QUARTER ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

			Additional		Accumulated Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Interest	Equity
Balance as of March 31, 2021	2,654,428	$2,654	$1,393,897	$(1,039,498)	$55,694	$(6,567)	$406,180

Imputed interest expense	-	-	1,637	-	-	-	1,637
Share issuance for cash	22,000	22	21,978	-	-	-	22,000
Net loss	-	-	-	(44,769)	-	(211)	(44,980)
Accumulated other comprehensive income	-	-	-	-	31,920	322	32,242

Balance as of June 30, 2021	2,676,428	$2,676	$1,417,512	$(1,084,267)	$87,614	$(6,456)	$417,079

			Additional		Accumulated Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Interest	Equity

Balance as of March 31, 2020	2,216,428	$2,216	$949,831	$(641,067)	$2,230	$(4,643)	$308,567

Imputed interest expense	-	-	1,480	-	-	-	1,480
Net loss	-	-	-	53,017	-	791	53,808
Accumulated other comprehensive income	-	-	-	-	2,662	27	2,689

Balance as of June 30, 2020	2,216,428	$2,216	$951,311	$(588,050)	$4,892	$(3,825)	$366,544

The accompanying notes are an integral part of these unaudited financial statements.

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

			Additional		Accumulated Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Interest	Equity

Balance as of December 31, 2020	2,556,428	2,556	1,294,405	(967,401)	56,390	(6,583)	379,367

Imputed interest expense	-	-	3,227	-	-	-	3,227
Share issuance for subscription received in prior period	120,000	120	119,880	-	-	-	120,000
Net loss	-	-	-	(116,866)	-	(765)	(117,631)
Accumulated other comprehensive income	-	-	-	-	31,224	892	32,116

Balance as of June 30, 2021	2,676,428	$2,676	$1,417,512	$(1,084,267)	$87,614	$(6,456)	$417,079

			Additional		Accumulated Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Interest	Equity

Balance as of December 31, 2019	2,136,428	2,136	868,438	(623,311)	10,625	(4,669)	$253,219

Imputed interest expense	-	-	2,953	-	-	-	2,953
Share issuance for subscription received in prior period	80,000	80	79,920	-	-	-	80,000
Net loss	-	-	-	35,261	-	793	36,054
Accumulated other comprehensive income	-	-	-	-	(5,733)	51	(5,682)

Balance as of June 30, 2020	2,216,428	$2,216	$951,311	$(588,050)	$4,892	$(3,825)	$366,544

The accompanying notes are an integral part of these unaudited financial statements.

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months ended June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(117,631)	$36,054
Non-cash adjustment to reconcile net loss to net cash:
Depreciation and amortization	1,240	1,862
Imputed interest expense	3,227	2,953
Changes in Operating Assets and Liabilities:
Account receivable	-	(1,954)
Prepaid expense	10,757	-
Other receivable	(1,373)	4,075
Inventory	-	21,996
Right-of-use asset	(6,128)	-
Accrued liabilities	(5,256)	(304)
Payroll payable	-	(3,374)
Tax payable	(10,542)	5,788
Other payable	(8)	(5,375)

NET CASH PROVIDED BY(USED IN) OPERATING ACTIVITIES	(125,714)	61,721

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	-	(221)

NET CASH USED IN INVESTING ACTIVITIES	-	(221)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares to be issued	292,931	105,000
Proceeds from issuance of shares	22,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	314,931	105,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	189,217	166,500

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	32,890	(138)

CASH AND CASH EQUIVALENTS:

Cash Balance, Beginning of Period	721,529	121,198

Cash Balance, End of Period	$943,636	$287,560

SUPPLEMENTAL DISCLOSURES:
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results for the period ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

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

As of June 30, 2021 and December 31, 2020, $886,298 and $617,810 of the Company’s cash were on deposit at financial institutions in the PRC where there currently is a rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure. The Company’s bank account in the PRC is protected by deposit insurance up to RMB500,000.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and other receivable. Cash in bank amounted to $943,636 and $721,519 as of June 30, 2021 and December 31, 2020, respectively. Other receivable amounted to $21,368 and $19,782 as of June 30, 2021 and December 31, 2020, respectively.

NOTE 3 - GOING CONCERN

The Company has generated revenue since inception to date and has sustained operating loss of $117,631 during the six months ended June 30, 2021. The Company had a working capital of $334,650 and a negative accumulated deficit of $1,084,267 as of June 30, 2021. These factors raise substantial doubts about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

In order to maintain its current level of operations, the Company will require additional working capital from either cash flow from operations or from the sale of its equity. However, the Company currently has no commitments from any third parties for the purchase of its equity. If the Company is unable to acquire additional working capital, it will be required to significantly reduce its cu xbrlrrent level of operations.

NOTE 4 – PROPERTY AND EQUIPMENT

As of June 30, 2021 and December 31, 2020, the Company had gross property and equipment of $12,421 and $12,291 and accumulated depreciation of $6,832 and $5,531, respectively. Property and equipment consisted of the office equipment. For the three months ended June 30, 2021 and 2020, depreciation expenses amounted to $621 and $565, respectively. For the six months ended June 30, 2021 and 2020, depreciation expenses amounted to $1,240 and $1,140, respectively.

NOTE 5 - RELATED PARTIES

Due from a related party amounted to $4,017 and $3,975 as of June 30, 2021 and December 31, 2020, respectively. The amount due from a related party, chairman of MYM, Yang Yang.

Due to related parties amounted to $107,563 and $106,452 as of June 30, 2021 and December 31, 2020, respectively. The amount due to two related parties, director of the Company, Faxian QianQian, and director of MYM, Zhaojin Xu, are loans made by related parties, which are unsecured, non-interest bearing, and due on demand. The Company accrued imputed interest with 6% per annum. Imputed interest amounted $3,227 and $2,953 for the six months ended June 30, 2021 and 2020, and was recorded as paid in capital.

Our directors have not been compensated for the services.

NOTE 6 – OTHER PAYABLE

Other payable amounted to $131,744 and $131,750 as of June 30, 2021 and December 31, 2020, respectively. Other payable are payments for general and administrative expenses made by an unrelated party on behalf of the Company. The balance of other payable is unsecured, non-interest bearing, and due on demand. Other payable is primarily payments for incorporation fees, audit fees, and professional fees.

NOTE 7 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. There is no preferred stock issued and outstanding as of June 30, 2021 and December 31, 2020. There are 2,676,428 and 2,556,428 shares of common stock issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.

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

In April 2021, the Company sold 1,000 shares of common stock at $1.0 per share for total of $1,000 to 1 unrelated party. These shares were issued in July 2021.

In May 2021, the Company sold 57,131 shares of common stock at $1.0 per share for total of $57,131 to 31 unrelated parties. These shares were not issued as of the reporting date.

In June 2021, the Company sold 234,800 shares of common stock at $1.0 per share for total of $234,800 to 186 unrelated parties. 7,300 shares of these shares were issued in July 2021, 227,500 shares were not issued as of the reporting date.

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

For the six months ended June 30, 2021, the Company recognized approximately $36,765 in total lease costs.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s operating ROU assets and related lease liabilities are as follows:

Six months ended June 30, 2021
Cash paid for operating lease liabilities	$36,765
Weighted-average remaining lease term	1.33
Weighted-average discount rate	4.75%
Minimum future lease payments	$95,019

The following table presents the amortization of the Company’s lease liabilities under ASC 842 for each of the following years ending June 30:

2022	$70,698
2023	24,321
Total	$95,019

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2021 to the date these financial statements were issued.

In July 2021, the Company issued 1,000 shares and 7,300 shares of common stock that were sold in April 2021 and June 2021, respectively.

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

For the period ended June 30, 2021, the financial statements have been prepared by management in accordance with the standards of the generally accepted accounting principles in the United States of America.

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

During fiscal year 2021, the Company sold an additional 22,000 shares of common stock in a private placement with gross proceeds of 22,000 ($1.00 per share).

During the remainder of fiscal year 2021, the Company may require additional funding for ongoing operations. There is no guarantee that we will be able to raise any additional capital and have no current arrangements for any such financing.

Results of Operations

Three Months Ended June 30, 2021 Compared to June 30, 2020

The following table summarizes the results of our operations during the three months ended June 30, 2021 and 2020, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three-month period to the prior three-month period:

Line Item	6/30/2021	6/30/2020	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$16,090	$177,979	$(161,889)	(91.0)%
Operating expenses	47,188	54,367	(7,179)	(13.2)%
Net profit (loss)	(44,980)	53,808	(98,788)	(183.6)%
Profit (Loss) per share of common stock	(0.02)	0.02	(0.04)	(170.1)%

We recorded a net loss of $44,980 for the three months ended June 30, 2021 as compared with a net profit of $53,808 for the three months ended June 30, 2020 due primarily to a reduction in sales which was partially offset by a reduction in operating expenses.

Six Months Ended June 30, 2021 Compared to June 30, 2020

The following table summarizes the results of our operations during the six months ended June 30, 2021 and 2020, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current six-month period to the prior six-month period:

Line Item	6/30/2021	6/30/2020	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$16,090	$228,856	$(212,766)	(93.0)%
Operating expenses	118,676	99,403	19,273	19.4%
Net profit (loss)	(117,631)	36,054	(153,685)	(426.3)%
Profit (Loss) per share of common stock	(0.04)	0.02	(0.06)	(376.6)%

We recorded a net loss of $117,631 for the six months ended June 30, 2021 as compared with a net profit of $36,054 for the six months ended June 30, 2020 due primarily to a reduction in sales.

Liquidity and Capital Resources

As of June 30, 2021, we had total assets of $1,075,771, working capital of $334,650 and an accumulated stockholders’ deficit of $1,084,267. Our operating activities used $125,714 in cash for the six-month period ending June 30, 2021. Our revenues were $16,090 in the six-month period ending June 30, 2021 compared to $228,856 in the comparable period of 2020. The Company has sustained operating loss of $117,631 during the six months ended June 30, 2021. These factors raise substantial doubts about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

At June 30, 2021, the Company had loans outstanding from two related parties in the aggregate amount of $107,563, which represents amounts loaned to the Company to pay the Company’s expenses of operation. All such advances are non-interest bearing and payable on demand. The Company accrued imputed interest with 6% interest rate per annum. Imputed interest amounted $3,227 during the six months ended June 30, 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the period between January 1, 2021 and June 30, 2021, the Company issued an additional 22,000 shares in a private offering in China for net proceeds of $22,000 ($1.00 per share) to several unrelated parties.

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

ITEM 6. EXHIBITS

(a) Exhibits

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JS BEAUTY LAND NETWORK TECHNOLOGY INC.

By:	/s/ Faxian Qian
Title:	Chief Executive Officer, President, Chief Financial Officer

Dated: September 15, 2021

