Form 10-Q
period 2021-09-30
JS BEAUTY LAND NETWORK TECHNOLOGY INC
filed 2021-11-15
CIK 1745931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 12, 2021
Common Stock, par value $0.001	2,969,359

Documents incorporated by reference: None

CONDENSED FINANCIAL STATEMENTS

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30, 2021	December 31, 2020

ASSETS

Current Assets
Cash and cash equivalents	$2,127,752	$721,529
Prepaid expense	-	10,666
Other receivable	30,586	19,782
Due from related party	4,026	3,975
Total Current Assets	2,162,364	755,952

Right-of-use asset	77,817	127,778
Property And Equipment, Net	4,979	6,760

Total Assets	$2,245,160	$890,489

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities	$18,795	$36,690
Due to related party	107,781	106,452
Tax payable	3,227	10,453
Other payable	134,351	131,750
Lease liability-current	65,843	68,319
Shares to be issued	1,068,302	98,000
Total Current Liabilities	1,398,299	451,664

Lease liability	6,129	59,459

Total Liabilities	$1,404,428	511,123

Stockholders’ Equity

Common stock, $0.001 par value, 100,000,000 shares authorized; 2,969,359 and 2,556,428 shares issued and outstanding at September 30, 2021 and December 31, 2020	2,969	2,556
Additional paid in capital	1,711,773	1,294,405
Accumulated deficit	(1,049,934)	(967,401)
Accumulated other comprehensive income	180,862	56,390

Total JS Beauty Land Network Technology Inc.’ Equity	$845,670	385,950

Non-controlling interest	(4,938)	(6,583)

Total Stockholders’ Equity	840,732	379,367

Total Liabilities and Stockholders’ Equity	$2,245,160	$890,490

The accompanying notes are an integral part of these unaudited financial statements.

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2021	2020	2021	2020

Revenue	$95,441	$80,838	$111,531	$309,694
Cost of goods sold	11,588	53,347	24,320	143,917
Gross Profit	83,853	27,491	87,211	165,777

Operating expenses
Selling expense			-	-
General and administrative	48,519	79,813	167,195	179,216
Operating expenses	48,519	79,813	167,195	179,216

Operating income (loss)	35,334	(52,322)	(79,984)	(13,439)

Other income (expense)
Interest income	1,185	258	2,092	395
Interest expense	(1,610)	(1,508)	(4,830)	(4,474)
Other income (expense), net	(425)	(1,250)	(2,738)	(4,079)

Net income (loss)	$34,909	$(53,572)	$(82,722)	$(17,518)

Less: net income (loss) attributable to non-controlling interest	576	(408)	(189)	385
Net income (loss) attributable to JS Beauty Land Network Technology Inc.	34,333	(53,164)	(82,533)	(17,903)

Other comprehensive income (loss)
Foreign currency translation (loss) gain	94,190	29,652	126,306	23,970

Less: foreign currency translation gain attributable to non-controlling interest	942	296	1,834	347
Total Comprehensive Income (Loss) Attributable to JS Beauty Land Network Technology Inc.	$127,581	$(23,808)	$41,939	$5,720

Income(Loss) per share - basic and diluted	$0.01	$(0.02)	$(0.03)	$(0.01)

Weighted average shares- basic and diluted	2,713,862	2,326,950	2,665,724	2,244,809

The accompanying notes are an integral part of these unaudited financial statements.

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE QUARTER ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

			Additional		Accumulated Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Interest	Equity
Balance as of June 30, 2021	2,676,428	$2,676	$1,417,512	$(1,084,267)	$87,614	$(6,456)	$417,079

Imputed interest expense	-	-	1,623	-	-	-	1,623
Share issuance for cash	292,931	293	292,638	-	-	-	292,931
Net loss	-	-	-	34,333	-	576	34,909
Accumulated other comprehensive income	-	-	-	-	93,248	942	94,190

Balance as of September 30, 2021	2,969,359	$2,969	$1,711,773	$(1,049,934)	$180,862	$(4,938)	$840,732

			Additional		Accumulated Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Interest	Equity

Balance as of June 30, 2020	2,216,428	$2,216	$951,311	$(588,050)	$4,892	$(3,825)	$366,544

Imputed interest expense	-	-	1,653	-	-	-	1,653
Share issuance for private placement	340,000	340	339,660	-	-	-	340,000
Net loss	-	-	-	(53,164)	-	(408)	(53,572)
Accumulated other comprehensive income	-	-	-	-	29,356	296	29,652

Balance as of September 30, 2020	2,556,428	$2,556	$1,292,624	$(641,214)	$34,248	$(3,937)	$684,277

The accompanying notes are an integral part of these unaudited financial statements.

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

			Additional		Accumulated Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Interest	Equity

Balance as of December 31, 2020	2,556,428	2,556	1,294,405	(967,401)	56,390	(6,583)	379,367

Imputed interest expense	-	-	4,850	-	-	-	4,850
Share issuance for subscription received in prior period	412,931	413	412,518	-	-	-	412,931
Net loss	-	-	-	(82,533)	-	(189)	(82,722)
Accumulated other comprehensive income	-	-	-	-	124,472	1,834	126,306

Balance as of September 30, 2021	2,969,359	$2,969	$1,711,773	$(1,049,934)	$180,862	$(4,938)	$840,732

					Accumulated
	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Interest	Equity

Balance as of December 31, 2019	2,136,428	2,136	868,438	(623,311)	10,625	(4,669)	$253,219

Imputed interest expense	-	-	4,606	-	-	-	4,606
Share issuance for private placement	420,000	420	419,580	-	-	-	420,000
Net loss	-	-	-	(17,903)	-	385	(17,518)
Accumulated other comprehensive income	-	-	-	-	23,623	347	23,970

Balance as of September 30, 2020	2,556,428	$2,556	$1,292,624	$(641,214)	$34,248	$(3,937)	$684,277

The accompanying notes are an integral part of these unaudited financial statements.

JS BEAUTY LAND NETWORKING TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months ended September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(82,722)	$(17,518)
Non-cash adjustment to reconcile net loss to net cash:
Depreciation and amortization	1,859	2,933
Imputed interest expense	4,850	4,606
Changes in Operating Assets and Liabilities:
Account receivable	-	(8,914)
Prepaid expense	10,757	(18,189)
Other receivable	(10,510)	4,098
Inventory	-	48,022
Right-of-use asset	-	(51,027)
Accrued liabilities	(17,895)	(7,718)
Advance from customer	-	28,601
Payroll payable	-	(3,393)
Tax payable	(7,328)	1,596
Lease Liability	-	51,027
Other payable	2,589	2,031

NET CASH PROVIDED BY(USED IN) OPERATING ACTIVITIES	(98,400)	36,155

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	-	(222)

NET CASH USED IN INVESTING ACTIVITIES	-	(222)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares to be issued	1,068,302	-
Proceeds from issuance of shares	314,931	337,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,383,233	337,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,284,833	372,933

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	121,390	16,703

CASH AND CASH EQUIVALENTS:

Cash Balance, Beginning of Period	721,529	121,198

Cash Balance, End of Period	$2,127,752	$510,834

SUPPLEMENTAL DISCLOSURES:
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results for the period ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

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

As of September 30, 2021 and December 31, 2020, $2,105,682 and $617,810 of the Company’s cash were on deposit at financial institutions in the PRC where there currently is a rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure. The Company’s bank account in the PRC is protected by deposit insurance up to RMB500,000.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and other receivable. Cash in bank amounted to $2,127,752 and $721,519 as of September 30, 2021 and December 31, 2020, respectively. Other receivable amounted to $30,586 and $19,782 as of September 30, 2021 and December 31, 2020, respectively.

NOTE 3 - GOING CONCERN

The Company has generated revenue since inception to date and has sustained operating loss of $82,722 during the nine months ended September 30, 2021. The Company had a working capital of $764,065 and a negative accumulated deficit of $1,049,934 as of September 30, 2021. These factors raise substantial doubts about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

NOTE 4 – PROPERTY AND EQUIPMENT

As of September 30, 2021 and December 31, 2020, the Company had gross property and equipment of $12,447 and $12,291 and accumulated depreciation of $7,468 and $5,531, respectively. Property and equipment consisted of the office equipment. For the three months ended September 30, 2021 and 2020, depreciation expenses amounted to $619 and $580, respectively. For the nine months ended September 30, 2021 and 2020, depreciation expenses amounted to $1,859 and $1,720, respectively.

NOTE 5 - RELATED PARTIES

Due from a related party amounted to $4,026 and $3,975 as of September 30, 2021 and December 31, 2020, respectively. The amount due from a related party, chairman of MYM, Yang Yang.

Due to related parties amounted to $107,781 and $106,452 as of September 30, 2021 and December 31, 2020, respectively. The amount due to two related parties, director of the Company, Faxian Qian, and director of MYM, Zhaojin Xu, are loans made by related parties, which are unsecured, non-interest bearing, and due on demand. The Company accrued imputed interest with 6% per annum. Imputed interest amounted $4,850 and $4,606 for the nine months ended September 30, 2021 and 2020, and was recorded as paid in capital.

Our directors have not been compensated for the services.

NOTE 6 – OTHER PAYABLE

Other payable amounted to $134,351 and $131,750 as of September 30, 2021 and December 31, 2020, respectively. Other payable are payments for general and administrative expenses made by an unrelated party on behalf of the Company. The balance of other payable is unsecured, non-interest bearing, and due on demand. Other payable is primarily payments for incorporation fees, audit fees, and professional fees.

NOTE 7 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. There is no preferred stock issued and outstanding as of September 30, 2021 and December 31, 2020. There are 2,969,359 and 2,556,428 shares of common stock issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.

In the fourth quarter of 2020, the Company sold 98,000 shares of common stock at $1.0 per share for total of $98,000 to 83 unrelated parties. These shares were issued in January and March 2021.

In the first quarter of 2021, the Company sold 22,000 shares of common stock at $1.0 per share for total of $22,000 to 22 unrelated parties. These shares were issued in April 2021.

In the second quarter of 2021, the Company sold 292,931 shares of common stock at $1.0 per share for total of $292,931 to 218 unrelated party. These shares were issued in July and September 2021.

In the third quarter of 2021, the Company sold 1,068,302 shares of common stock at $1.0 per share for total of $1,068,302 to 524 unrelated parties. These shares were not issued as of the reporting date.

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

For the nine months ended September 30, 2021, the Company recognized approximately $55,149 in total lease costs.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s operating ROU assets and related lease liabilities are as follows:

Nine months ended September 30, 2021
Cash paid for operating lease liabilities	$55,149
Weighted-average remaining lease term	1.08
Weighted-average discount rate	4.75%
Minimum future lease payments	$71,972

The following table presents the amortization of the Company’s lease liabilities under ASC 842 for each of the following years ending September 30:

2022	$65,843
2023	6,129
Total	$71,972

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2021 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

For the period ended September 30, 2021, the financial statements have been prepared by management in accordance with the standards of the generally accepted accounting principles in the United States of America.

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

During fiscal year 2021, the Company sold an additional 412,931 shares of common stock in a private placement with gross proceeds of $412,931 ($1.00 per share).

During the remainder of fiscal year 2021, the Company may require additional funding for ongoing operations. There is no guarantee that we will be able to raise any additional capital and have no current arrangements for any such financing.

Results of Operations

Three Months Ended September 30, 2021 Compared to September 30, 2020

The following table summarizes the results of our operations during the three months ended September 30, 2021 and 2020, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current three-month period to the prior three-month period:

Line Item	9/30/2021	9/30/2020	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$95,441	$80,838	$14,603	18.1%
Operating expenses	48,519	79,813	(31,294)	(39.2)%
Net profit (loss)	34,909	(53,572)	88,481	165.2%
Profit (Loss) per share of common stock	0.01	(0.02)	0.03	150.0%

We recorded a net profit of $34,909 for the three months ended September 30, 2021 as compared with a net loss of $53,572 for the three months ended September 30, 2020 due primarily to an increase in sales together with a reduction in operating expenses.

Nine Months Ended September 30, 2021 Compared to September 30, 2020

The following table summarizes the results of our operations during the nine months ended September 30, 2021 and 2020, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current nine-month period to the prior nine-month period:

Line Item	9/30/2021	9/30/2020	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$111,531	$309,694	$(198,163)	(64.0)%
Operating expenses	167,195	179,216	(12,021)	(6.7)%
Net profit (loss)	(82,722)	(17,518)	(65,204)	(372.2)%
Profit (Loss) per share of common stock	(0.03)	(0.01)	(0.02)	(200.0)%

We recorded a net loss of $82,722 for the nine months ended September 30, 2021 as compared with a net loss of $17,518 for the nine months ended September 30, 2020 due primarily to a reduction in sales.

Liquidity and Capital Resources

As of September 30, 2021, we had total assets of $2,245,160, working capital of $764,065 and an accumulated stockholders’ deficit of $1,049,934. Our operating activities used $98,400 in cash for the nine-month period ending September 30, 2021. Our revenues were $111,531 in the nine-month period ending September 30, 2021 compared to $309,694 in the comparable period of 2020. The Company has sustained operating loss of $82,722 during the nine months ended September 30, 2021. These factors raise substantial doubts about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

At September 30, 2021, the Company had loans outstanding from two related parties in the aggregate amount of $107,781, which represents amounts loaned to the Company to pay the Company’s expenses of operation. All such advances are non-interest bearing and payable on demand. The Company accrued imputed interest with 6% interest rate per annum. Imputed interest amounted $4,850 during the nine months ended September 30, 2021.

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

Other

The Securities and Exchange Commission issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The nature of our business generally does not call for the preparation or use of estimates. Due to the fact that the Company does not have any operating business, we do not believe that we do not have any such critical accounting policies.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the period between January 1, 2021 and September 30, 2021, the Company issued an additional 412,931 shares in a private offering in China for net proceeds of $412,931 ($1.00 per share) to several unrelated parties.

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

Dated: November 15, 2021

